Form 10-Q
period 2023-06-30
ALLIANCEBERNSTEIN L.P.
filed 2023-07-27
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Index

Yes	☐	No	☒
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None

The number of units of limited partnership interest outstanding as of June 30, 2023 was 285,730,404.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$1,088,978	$1,130,143
Cash and securities segregated, at fair value (cost: $870,619 and $1,511,916)	879,014	1,522,431
Receivables, net:
Brokers and dealers	85,443	112,226
Brokerage clients	1,638,661	1,881,496
AB funds fees	304,708	314,247
Other fees	125,299	127,040
Investments:
Long-term incentive compensation-related	37,938	47,870
Other	174,583	169,648
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	14,684	19,751
Investments	321,927	516,536
Other assets	10,578	44,424
Furniture, equipment and leasehold improvements, net	181,553	189,258
Goodwill	3,598,591	3,598,591
Intangible assets, net	287,254	310,203
Deferred sales commissions, net	65,245	52,250
Right-of-use assets	360,839	371,898
Assets held for sale	565,902	551,351
Other assets	175,239	179,568
Total assets	$9,916,436	$11,138,931

Index

	June 30, 2023	December 31, 2022

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$266,229	$389,828
Brokerage clients	2,526,034	3,322,903
AB mutual funds	99,886	162,291
Contingent consideration liability	249,854	247,309
Accounts payable and accrued expenses	156,565	173,466
Lease liabilities	412,531	427,479
Liabilities of consolidated company-sponsored investment funds	10,605	55,529
Accrued compensation and benefits	593,542	415,878
Debt	870,000	990,000
Liabilities held for sale	128,665	107,952
Total liabilities	5,313,911	6,292,635
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	185,563	368,656

Capital:
General Partner	45,233	45,985
Limited partners: 285,730,404 and 285,979,913 units issued and outstanding	4,573,989	4,648,113
Receivables from affiliates	(5,148)	(4,270)
AB Holding Units held for long-term incentive compensation plans	(89,343)	(95,318)
Accumulated other comprehensive (loss)	(118,154)	(129,477)
Partners’ capital attributable to AB Unitholders	4,406,577	4,465,033
Non-redeemable non-controlling interests in consolidated entities	10,385	12,607
Total capital	4,416,962	4,477,640
Total liabilities, redeemable non-controlling interest and capital	$9,916,436	$11,138,931

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Investment advisory and services fees	$721,678	$719,476	$1,450,585	$1,543,258
Bernstein research services	91,847	106,442	191,885	224,249
Distribution revenues	144,798	153,130	285,876	321,471
Dividend and interest income	50,193	22,512	100,872	33,987
Investment gains (losses)	670	(48,220)	5,934	(87,244)
Other revenues	24,719	26,950	50,865	53,105
Total revenues	1,033,905	980,290	2,086,017	2,088,826
Less: Broker-dealer related interest expense	25,449	8,846	53,470	11,695
Net revenues	1,008,456	971,444	2,032,547	2,077,131

Expenses:
Employee compensation and benefits	428,079	398,273	862,242	837,693
Promotion and servicing:
Distribution-related payments	150,038	158,532	298,419	334,776
Amortization of deferred sales commissions	8,767	8,953	16,921	18,336
Trade execution, marketing, T&E and other	54,138	60,404	104,768	111,631
General and administrative	149,935	147,855	289,588	325,480
Contingent payment arrangements	2,443	838	4,887	1,676
Interest on borrowings	14,672	2,681	28,385	4,092
Amortization of intangible assets	11,723	1,260	23,416	2,396
Total expenses	819,795	778,796	1,628,626	1,636,080

Operating income	188,661	192,648	403,921	441,051

Income taxes	9,901	10,650	21,243	23,371

Net income	178,760	181,998	382,678	417,680

Net income (loss) of consolidated entities attributable to non-controlling interests	3,023	(26,771)	12,790	(51,816)

Net income attributable to AB Unitholders	$175,737	$208,769	$369,888	$469,496

Net income per AB Unit:
Basic	$0.61	$0.76	$1.28	$1.71
Diluted	$0.61	$0.76	$1.28	$1.71

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$178,760	$181,998	$382,678	$417,680
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	4,525	(34,286)	10,656	(46,108)
Income tax benefit	16	534	63	635
Foreign currency translation adjustments, net of tax	4,541	(33,752)	10,719	(45,473)
Changes in employee benefit related items:
Amortization of prior service cost	6	6	12	12
Recognized actuarial gain	298	324	596	647
Changes in employee benefit related items	304	330	608	659
Income tax (expense)	(1)	(6)	(4)	(15)
Employee benefit related items, net of tax	303	324	604	644
Other comprehensive income (loss)	4,844	(33,428)	11,323	(44,829)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	3,023	(26,771)	12,790	(51,816)
Comprehensive income attributable to AB Unitholders	$180,581	$175,341	$381,211	$424,667

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General Partner’s Capital
Balance, beginning of period	$45,595	$41,832	$45,985	$42,850
Net income	1,758	2,088	3,699	4,695
Cash distributions to General Partner	(2,136)	(2,715)	(4,357)	(6,496)
Long-term incentive compensation plans activity	(12)	31	3	30
Issuance (retirement) of AB Units, net	28	(966)	(97)	(809)
Balance, end of period	45,233	40,270	45,233	40,270
Limited Partners' Capital
Balance, beginning of period	4,609,592	4,235,643	4,648,113	4,336,211
Net income	173,979	206,681	366,189	464,801
Cash distributions to Unitholders	(211,158)	(267,699)	(430,856)	(641,728)
Long-term incentive compensation plans activity	(1,111)	3,071	327	2,914
Issuance (retirement) of AB Units, net	2,687	(95,587)	(9,784)	(80,089)
Balance, end of period	4,573,989	4,082,109	4,573,989	4,082,109
Receivables from Affiliates
Balance, beginning of period	(5,097)	(8,126)	(4,270)	(8,333)
Long-term incentive compensation awards expense	215	166	406	340
Capital contributions (to) from AB Holding	(266)	1,725	(1,284)	1,758
Balance, end of period	(5,148)	(6,235)	(5,148)	(6,235)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(96,077)	(130,914)	(95,318)	(119,470)
Purchases of AB Holding Units to fund long-term compensation plans, net	(572)	(92,635)	(18,662)	(106,457)
(Issuance) retirement of AB Units, net	(1,754)	97,270	10,756	81,615
Long-term incentive compensation awards expense	8,376	8,334	14,961	26,776
Re-valuation of AB Holding Units held in rabbi trust	684	(3,752)	(1,080)	(4,161)
Balance, end of period	(89,343)	(121,697)	(89,343)	(121,697)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(122,998)	(101,736)	(129,477)	(90,335)
Foreign currency translation adjustment, net of tax	4,541	(33,752)	10,719	(45,473)
Changes in employee benefit related items, net of tax	303	324	604	644
Balance, end of period	(118,154)	(135,164)	(118,154)	(135,164)
Total Partners' Capital attributable to AB Unitholders	4,406,577	3,859,283	4,406,577	3,859,283

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	12,343	—	12,607	—
Net income	515	—	515	—
Distributions (from) non-controlling interests, net	(2,473)	—	(2,473)	—
Adjustment	—	—	(264)	—
Balance, end of period	10,385	—	10,385	—
Total Capital	$4,416,962	$3,859,283	$4,416,962	$3,859,283

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$382,678	$417,680

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	16,921	18,336
Non-cash long-term incentive compensation expense	15,367	27,116
Depreciation and other amortization	45,928	22,479
Unrealized (gains) losses on investments	(1,853)	42,767
Unrealized (gains) losses on investments of consolidated company-sponsored investment funds	(27,027)	80,091
Non-cash lease expense	51,768	52,008
Other, net	4,699	13,481
Changes in assets and liabilities:
Decrease (increase) in securities, segregated	643,417	(242,981)
Decrease (increase) in receivables	336,744	(236,763)
Decrease in investments	3,155	12,527
Decrease in investments of consolidated company-sponsored investment funds	221,636	74,429
(Increase) in deferred sales commissions	(29,916)	(3,093)
(Increase) in other assets	(18,581)	(92,696)
(Decrease) in other assets and liabilities of consolidated company-sponsored investment funds, net	(11,078)	(42,040)
(Decrease) increase in payables	(1,027,887)	396,196
(Decrease) increase in accounts payable and accrued expenses	(15,595)	15,873
Increase in accrued compensation and benefits	185,443	200,725
Cash payments to relieve operating lease liabilities	(53,498)	(54,148)
Net cash provided by operating activities	722,321	701,987

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(14,941)	(19,337)
Capital contributions (to) affiliates	(2,030)	—
Acquisition of business, net cash acquired	—	(495)
Net cash used in investing activities	(16,971)	(19,832)

Index

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
(Repayment of) proceeds from debt, net	(120,000)	45,000
(Decrease) in overdrafts payable	—	(14,235)
Distributions to General Partner and Unitholders	(435,213)	(648,224)
(Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	(195,883)	(60,400)
Capital contributions from affiliates	—	373
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	—	178
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(18,662)	(106,457)
Other, net	(2,426)	(1,352)
Net cash used in financing activities	(772,184)	(785,117)
Effect of exchange rate changes on cash and cash equivalents	16,178	(51,772)

Net (decrease) in cash and cash equivalents	(50,656)	(154,734)
Cash and cash equivalents as of beginning of the period	1,309,017	1,376,026
Cash and cash equivalents as of end of the period	$1,258,361	$1,221,292

Non-cash investing activities:
Fair value of assets acquired (less cash acquired of zero in 2022)	$—	$2,995

Non-cash financing activities:
Payables recorded under contingent payment arrangements	$—	$2,500

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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

We also provide distribution, shareholder servicing, transfer agency services and administrative services to certain of the mutual funds we sponsor.

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

•Portfolios with Purpose, including actively managed, impact-focused and Responsible+ (climate-conscious, ESG leaders, change catalysts) equity, fixed income and multi-asset strategies that address the evolving objectives of our clients to invest their capital with purpose while pursuing strong investment returns;

•Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds; and

Index
•Passive management, including index, ESG index and enhanced index strategies.

Organization

As of June 30, 2023, EQH owned approximately 3.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of June 30, 2023, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	59.9%
AB Holding	39.3
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.4% economic interest in AB as of June 30, 2023.

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

2.     Significant Accounting Policies

Recently Adopted Accounting Pronouncements or Accounting Pronouncements Not Yet Adopted

During the six months ended June 30, 2023, there have been no recently adopted accounting pronouncements or pronouncements not yet adopted that have or are expected to have a material impact on our consolidated results of operations.

Index

3. Revenue Recognition

Revenues for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$703,371	$696,685	$1,395,699	$1,444,498
Performance-based fees	18,307	22,791	54,886	98,760
Bernstein research services	91,847	106,442	191,885	224,249
Distribution revenues
All-in-management fees	70,849	73,399	139,637	154,620
12b-1 fees	15,778	17,436	30,933	36,953
Other distribution fees	58,171	62,295	115,306	129,898
Other revenues
Shareholder servicing fees	20,801	22,394	41,094	44,808
Other	3,802	4,318	9,493	7,827
	982,926	1,005,760	1,978,933	2,141,613
Not subject to contracts with customers:
Dividend and interest income, net of broker-dealer related interest expense	24,744	13,666	47,402	22,292
Investment gains (losses)	670	(48,220)	5,934	(87,244)
Other revenues	116	238	278	470
	25,530	(34,316)	53,614	(64,482)
Total net revenues	$1,008,456	$971,444	$2,032,547	$2,077,131

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

Index
Repurchases and retention of AB Holding Units for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	—	2.3	0.5	2.6
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$—	$92.7	$18.8	$106.7
Open Market Purchases of AB Holding Units Purchased (1)	—	2.3	—	2.3
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$—	$92.7	$—	$92.7
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the second quarter of 2023.We may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of 2023 and 2022, we awarded to employees and Eligible Directors 0.4 million and 0.8 million restricted AB Holding Unit awards, respectively. We use AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

During the first six months of 2023 and 2022, AB Holding issued zero and 5,774 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of zero and $0.1 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$175,737	$208,769	$369,888	$469,496

Weighted average limited partnership units outstanding – basic	285,670	270,983	285,698	271,182
Dilutive effect of compensatory options to buy AB Holding Units	—	—	—	2
Weighted average limited partnership units outstanding – diluted	285,670	270,983	285,698	271,184
Basic net income per AB Unit	$0.61	$0.76	$1.28	$1.71
Diluted net income per AB Unit	$0.61	$0.76	$1.28	$1.71

Index
There were no anti-dilutive options excluded from diluted net income in the three and six months ended June 30, 2023 or 2022.

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

On July 27, 2023, the General Partner declared a distribution of $0.68 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2023. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on August 17, 2023 to holders of record on August 7, 2023.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2023 and December 31, 2022, $0.9 billion and $1.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	June 30, 2023	December 31, 2022
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$17,792	$21,055
Seed capital	139,871	138,012
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	20,146	26,815
Seed capital	16,976	15,711
Time deposits	7,437	7,750
Other	10,299	8,175
Total investments	$212,521	$217,518

Total investments related to long-term incentive compensation obligations of $37.9 million and $47.9 million as of June 30, 2023 and December 31, 2022, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

The underlying investments of hedge funds in which we invest include long and short positions in equity securities, fixed income securities (including various agency and non-agency asset-based securities), currencies, commodities and derivatives (including various swaps and forward contracts). These investments are valued at quoted market prices or,

Index
where quoted market prices are not available, are fair valued based on the pricing policies and procedures of the underlying funds.

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of June 30, 2023 and December 31, 2022, our total seed capital investments were $307.3 million and $309.6 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net gains (losses) recognized during the period	$2,983	$(17,328)	$8,447	$(33,878)
Less: net gains recognized during the period on equity securities sold during the period	5,259	5,217	5,849	9,756
Unrealized (losses) gains recognized during the period on equity securities held	$(2,276)	$(22,545)	$2,598	$(43,634)

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

Index
The notional value and fair value as of June 30, 2023 and December 31, 2022 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
June 30, 2023:
Exchange-traded futures	$174,162	$1,517	$1,226
Currency forwards	37,414	4,703	4,593
Interest rate swaps	16,850	581	451
Credit default swaps	186,110	11,428	6,304
Total return swaps	60,615	32	1,628
Option swaps	50,000	—	463
Total derivatives	$525,151	$18,261	$14,665

December 31, 2022:
Exchange-traded futures	$154,687	$1,768	$162
Currency forwards	34,597	4,446	5,047
Interest rate swaps	16,847	386	262
Credit default swaps	225,671	17,507	7,302
Total return swaps	28,742	605	933
Option swaps	50,000	—	6
Total derivatives	$510,544	$24,712	$13,712

As of June 30, 2023 and December 31, 2022, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and six months ended June 30, 2023 and 2022 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Exchange-traded futures	$2,032	$6,441	$(2,600)	$13,954
Currency forwards	68	1,738	(37)	2,282
Interest rate swaps	114	21	51	(52)
Credit default swaps	(2,013)	4,720	(4,241)	6,437
Total return swaps	(1,645)	8,025	(3,701)	15,431
Option swaps	583	1,154	(827)	3,779
Net (losses) gains on derivative instruments	$(861)	$22,099	$(11,355)	$41,831

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2023 and December 31, 2022, we held $7.9 million and $8.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Index
value (a derivative liability) indicates we would owe money to the counterparty if the contract were closed. Generally, if there is more than one derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for aggregate net settlement.

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of June 30, 2023 and December 31, 2022, we delivered $5.6 million and $4.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

As of June 30, 2023 and December 31, 2022, long and short exchange-traded equity options were classified as held for sale on our condensed consolidated statement of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and six months ended June 30, 2023, we recognized losses of $0.8 million and $3.7 million, respectively, on equity options activity. For the three and six months ended June 30, 2022, we recognized losses of $7.8 million and $9.8 million, respectively, on equity options activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statement of income.
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of June 30, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2023:
Securities borrowed	$48,803	$—	$48,803	$(48,803)	$—	$—
Derivatives	$18,261	$—	$18,261	$—	$(7,864)	$10,397
December 31, 2022:
Securities borrowed	$62,063	$—	$62,063	$(62,058)	$—	$5
Derivatives	$24,712	$—	$24,712	$—	$(8,361)	$16,351

Index
Offsetting of liabilities as of June 30, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2023:
Securities loaned	$144,044	$—	$144,044	$(142,216)	$—	$1,828
Derivatives	$14,665	$—	$14,665	$—	$(5,635)	$9,030
December 31, 2022:
Securities loaned	$272,580	$—	$272,580	$(267,053)	$—	$5,527
Derivatives	$13,712	$—	$13,712	$—	$(4,158)	$9,554

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
June 30, 2023:
Money markets	$151,698	$—	$—	$—	$—	$151,698
Securities segregated (U.S. Treasury Bills)	—	878,235	—	—	—	878,235
Derivatives	1,517	16,744	—	—	—	18,261
Investments:
Equity securities	127,806	28,217	121	1,519	—	157,663
Limited partnership hedge funds(2)	—	—	—	—	37,122	37,122
Time deposits(3)	—	—	—	—	7,437	7,437
Other investments	7,293	—	—	—	3,006	10,299
Total investments	135,099	28,217	121	1,519	47,565	212,521
Total assets measured at fair value	$288,314	$923,196	$121	$1,519	$47,565	$1,260,715

Derivatives	1,226	13,439	—	—	—	14,665
Contingent payment arrangements	—	—	249,854	—	—	249,854
Total liabilities measured at fair value	$1,226	$13,439	$249,854	$—	$—	$264,519

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2022:
Money markets	$95,521	$—	$—	$—	$—	$95,521
Securities segregated (U.S. Treasury Bills)	—	1,521,705	—	—	—	1,521,705
Derivatives	1,768	22,944	—	—	—	24,712
Investments:
Equity securities	129,655	27,799	129	1,484	—	159,067
Limited partnership hedge funds(2)	—	—	—	—	42,526	42,526
Time deposits(3)	—	—	—	—	7,750	7,750
Other investments	6,689	—	—	—	1,486	8,175
Total investments	136,344	27,799	129	1,484	51,762	217,518
Total assets measured at fair value	$233,633	$1,572,448	$129	$1,484	$51,762	$1,859,456

Derivatives	162	13,550	—	—	—	13,712
Contingent payment arrangements	—	—	247,309	—	—	247,309
Total liabilities measured at fair value	$162	$13,550	$247,309	$—	$—	$261,021

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($7.3 million and $6.7 million as of June 30, 2023 and December 31, 2022, respectively). Other investments not measured at fair value include (i) investment in a start-up company that does not have a readily available fair value (this investment was $0.3 million as of both June 30, 2023 and December 31, 2022) and (ii) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($2.7 million and $1.2 million as of June 30, 2023 and December 31, 2022, respectively).
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

Index
During the six months ended June 30, 2023 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance as of beginning of period	$170	$119	$129	$126
Purchases	—	—	—	—
Sales	—	—	—	—
Realized gains (losses), net	—	—	—	—
Unrealized (losses), net	(49)	—	(8)	(7)
Balance as of end of period	$121	$119	$121	$119

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance as of beginning of period	$248,185	$39,098	$247,309	$38,260
Addition	—	2,500	—	2,500
Accretion	2,444	838	4,887	1,676
Payments	—	—	(792)	—
Held for sale reclassification	(775)	—	(1,550)	—
Balance as of end of period	$249,854	$42,436	$249,854	$42,436

As of June 30, 2023, the expected revenue growth rates ranged from 2.0% to 83.9%, with a weighted average of 10.3%, calculated using cumulative revenues and range of revenue growth rates. The discount rates range from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates. As of June 30, 2022, the expected revenue growth rates ranged from 2.0% to 83.9%, with a weighted average of 7.9%, calculated using cumulative revenues and a range of revenue growth rates (excluding revenue growth from additional AUM contributed in year of acquisition). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 7.0%, calculated using total contingent liabilities and range of discount rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2023 or during the year ended December 31, 2022.

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

Index
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

On December 14, 2022, four individual participants in the Profit Sharing Plan for Employees of AllianceBernstein L.P., (the "Plan") filed a class action complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York against AB, current and former members of the Compensation and Workplace Practices Committee of the Board, and the Investment and Administrative Committees under the Plan. Plaintiffs, who seek to represent a class of all participants in the Plan from December 14, 2016 to the present, allege that defendants violated their fiduciary duties and engaged in prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), by including proprietary collective investment trusts as investment options offered under the Plan. The Complaint seeks unspecified damages, disgorgement and other equitable relief. AB is prepared to defend itself vigorously against these claims. While the ultimate outcome of this matter is currently not determinable given the matter remains in its early stages, we do not believe this litigation will have a material adverse effect on our results of operations, financial condition or liquidity.

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

Other

AllianceBernstein L.P., in its capacity as a general partner, committed to funding $52.3 million in two Real Estate Funds. As of June 30, 2023, we had funded $44.1 million of these commitments.

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
Leases included in the condensed consolidated statement of financial condition as of June 30, 2023 and December 31, 2022 were as follows:

	Classification	June 30, 2023	December 31, 2022
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$349,216	$360,092
Operating lease liabilities	Lease liabilities	401,004	415,539

Finance Leases
Property and equipment, gross	Right-of-use assets	19,608	18,116
Amortization of right-of-use assets	Right-of-use assets	(7,985)	(6,310)
Property and equipment, net		11,623	11,806
Finance lease liabilities	Lease liabilities	11,527	11,940

Index
The components of lease expense included in the condensed consolidated statement of income as of June 30, 2023 and June 30, 2022 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2023	2022	2023	2022
		(in thousands)
Operating lease cost	General and administrative	$24,120	$24,060	$47,284	$48,585
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,203	1,084	2,279	1,824
Interest on lease liabilities	Interest expense	88	56	153	93
Total finance lease cost		1,291	1,140	2,432	1,917
Variable lease cost (1)	General and administrative	7,432	9,468	16,299	20,155
Sublease income	General and administrative	(8,741)	(9,310)	(17,001)	(17,871)
Net lease cost		$24,102	$25,358	$49,014	$52,786
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2023 (excluding the six months ended June 30, 2023)	$50,468	$2,060	$52,528
2024	110,393	3,843	114,236
2025	42,301	3,414	45,715
2026	40,413	2,087	42,500
2027	37,735	592	38,327
Thereafter	159,699	67	159,766
Total lease payments	441,009	12,063	453,072
Less interest	(40,005)	(536)
Present value of lease liabilities	$401,004	$11,527
We have signed a lease that commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.31
Finance leases	3.21
Weighted average discount rate:
Operating leases	2.9%
Finance leases	2.7%

Index
Supplemental non-cash activity related to leases was as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	28,827	12,151
Finance leases	2,096	5,513
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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	June 30, 2023			December 31, 2022
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$14,684	$—	$14,684	$19,751	$—	$19,751
Investments	306,500	15,427	321,927	516,536	—	516,536
Other assets	9,704	874	10,578	44,424	—	44,424
Total assets	$330,888	$16,301	$347,189	$580,711	$—	$580,711

Liabilities	$9,712	$893	$10,605	$55,529	$—	$55,529
Redeemable non-controlling interest	181,163	4,400	185,563	368,656	—	368,656
Partners' capital attributable to AB Unitholders	140,013	11,008	151,021	156,526	—	156,526
Total liabilities, redeemable non-controlling interest and partners' capital	$330,888	$16,301	$347,189	$580,711	$—	$580,711
During the six-month period ended June 30, 2023, we deconsolidated three funds in which we had a seed investment of approximately $40.6 million as of December 31, 2022, due to no longer having a controlling financial interest.

Changes in the redeemable non-controlling interest balance during the six-month period ended June 30, 2023 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2022	$368,656
Deconsolidated funds	(196,277)
Changes in third-party seed investments in consolidated funds	13,184
Redeemable non-controlling interest as of June 30, 2023	$185,563

Index
Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2023:
Investments - VIEs	$54,019	$252,481	$—	$306,500
Investments - VOEs	15,427	—	—	15,427
Derivatives - VIEs	349	451	—	800
Total assets measured at fair value	$69,795	$252,932	$—	$322,727

Derivatives - VIEs	614	1,691	—	2,305
Total liabilities measured at fair value	$614	$1,691	$—	$2,305

December 31, 2022:
Investments - VIEs	$129,706	$386,830	$—	$516,536
Derivatives - VIEs	1,529	6,023	—	7,552
Total assets measured at fair value	$131,235	$392,853	$—	$524,088

Derivatives - VIEs	$14,932	$6,608	$—	$21,540
Total liabilities measured at fair value	$14,932	$6,608	$—	$21,540

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance as of beginning of period	$—	$248	$—	$3,357
Deconsolidated funds	—	—	—	(3,351)
Transfers (out)	—	—	—	(6)
Purchases	—	—	—	248
Sales	—	(248)	—	(248)
Balance as of end of period	$—	$—	$—	$—

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

Index
Derivative Instruments
As of June 30, 2023 and December 31, 2022, the VIEs held $1.5 million and $14.0 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and six months ended June 30, 2023, we recognized $1.3 million of losses and $0.4 million of gains, respectively, on these derivatives. For the three and six months ended June 30, 2022, we recognized $5.7 million and $5.2 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of June 30, 2023 and December 31, 2022, the VIEs held $0.6 million and $2.7 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of June 30, 2023 and December 31, 2022, the VIEs delivered $2.2 million and $5.4 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of June 30, 2023, the VOEs held no futures, forwards, options or swaps within their portfolios.
As of June 30, 2023, the VOEs held no cash collateral payable to trade counterparties.
As of June 30, 2023, the VOEs delivered no cash collateral in brokerage accounts.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of June 30, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2023:
Derivatives - VIEs	$800	$—	$800	$—	$(603)	$197
December 31, 2022:
Derivatives - VIEs	$7,552	$—	$7,552	$—	$(2,731)	$4,821

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of June 30, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2023:
Derivatives - VIEs	$2,305	$—	$2,305	$—	$(2,181)	$124
December 31, 2022:
Derivatives - VIEs	$21,540	$—	$21,540	$—	$(5,444)	$16,096

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index
Non-Consolidated VIEs
As of June 30, 2023, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $53.9 billion, and our maximum risk of loss is our investment of $13.0 million in these VIEs and our advisory fee receivables from these VIEs is $60.8 million. As of December 31, 2022, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $46.4 billion; our maximum risk of loss was our investment of $5.7 million in these VIEs and our advisory fees receivable from these VIEs was $54.2 million.
15.     Units Outstanding

Changes in AB Units outstanding during the six-month period ended June 30, 2023 were as follows:

Outstanding as of December 31, 2022	285,979,913
Units issued	216,949
Units retired(1)	(466,458)
Outstanding as of June 30, 2023	285,730,404
(1) During the six-months ended June 30, 2023, we purchased 3,892 AB Units in private transactions and retired them.

16.     Debt

Credit Facility
AB has an $800.0 million committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on October 13, 2026. The Credit Facility was amended and restated on February 9, 2023, to reflect the transition from US LIBOR, which was retired June 30, 2023, to the term Secured Overnight Financial Rate or "SOFR". Other than this immaterial change, there were no other significant changes included in the amendment. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2023, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of June 30, 2023 and December 31, 2022, we had no amounts outstanding under the Credit Facility. Furthermore, during the first six months of 2023 and the full year 2022, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of June 30, 2023, we were in compliance with these covenants. The EQH Facility also

Index
includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of June 30, 2023 and December 31, 2022, AB had $870.0 million and $900.0 million outstanding under the EQH Facility, with interest rates of approximately 5.0% and 4.3%, respectively. Average daily borrowings on the EQH Facility for the first six months of 2023 and the full year 2022 were $800.9 million and $655.2 million, respectively, with weighted average interest rates of approximately 4.7% and 1.7%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of June 30, 2023, we were in compliance with these covenants. As of June 30, 2023, we had no amounts outstanding under the EQH uncommitted Facility. As of December 31, 2022, we had $90.0 million outstanding under the EQH Uncommitted Facility, with an interest rate of approximately 4.3%. Average daily borrowing on the EQH Uncommitted Facility for the first six months of 2023 and the full year 2022 were $7.2 million and $0.7 million, respectively, with weighted average interest rates of approximately 4.6% and 4.3%, respectively.

Commercial Paper
As of June 30, 2023 and December 31, 2022, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2023 and full year 2022 were $323.6 million and $189.9 million, respectively, with weighted average interest rates of approximately 4.9% and 1.5%, respectively.

SCB Lines of Credit
SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit us to borrow up to an aggregate of approximately $315.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of June 30, 2023 and December 31, 2022, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first six months of 2023 and full year 2022 were $2.0 million and $1.4 million, respectively, with weighted average interest rates of approximately 7.7% and 3.7%, respectively.

17. Divestitures

On November 22, 2022, AB and Société Générale (EURONEXT: SCGLY, “SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. Upon closing, AB will own a 49% interest in the joint venture and SocGen will own a 51% interest, with an option to reach 100% ownership after five years. The consummation of the joint venture is subject to customary closing conditions, including regulatory clearances. Due to the expected timing of regulatory approvals, we now expect the closing to occur in the first half of 2024.

The assets and liabilities of AB's research services business (“the disposal group”) continue to be classified as held for sale on the condensed consolidated statement of financial condition and recorded at fair value, less cost to sell. As a result of classifying these assets as held for sale, we recognized a non-cash valuation adjustment of $3.0 million and $5.5 million in general and administrative expenses on the condensed consolidated statement of income for the three and six months ended June 30, 2023, respectively, as well as $7.4 million for the three months ended December 31, 2022, to recognize the net carrying value at lower of cost or fair value, less estimated costs to sell. Approximately $4.0 million in costs to sell have been paid as of June 30, 2023.

Index

The following table summarizes the assets and liabilities of the disposal group classified as held for sale on the condensed consolidated statement of financial condition as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$154,699	$159,123
Receivables, net:
Brokers and dealers	34,731	44,717
Brokerage clients	38,054	29,243
Other fees	22,000	22,988
Investments	27,904	24,507
Furniture and equipment, net	4,220	4,128
Other assets	127,628	107,764
Right-of-use assets	1,289	1,552
Intangible assets	4,482	4,903
Goodwill	159,826	159,826
Valuation adjustment (allowance) on disposal group	(8,931)	(7,400)
Total assets held for sale	$565,902	$551,351

Payables:
Brokers and dealers	$38,291	$32,983
Brokerage clients	13,991	10,232
Other liabilities	53,965	50,884
Accrued compensation and benefits	22,418	13,853
Total liabilities held for sale	$128,665	$107,952
As of June 30, 2023 and December 31, 2022, cash and cash equivalents classified as held for sale included in the condensed consolidated statement of cash flows was $154.7 million and $159.1 million, respectively.
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

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of June 30, 2023 were $691.5 billion, up $15.6 billion, or 2.3%, compared to March 31, 2023, and up $44.7 billion, or 6.9%, compared to June 30, 2022. During the second quarter of 2023, AUM increased due to market appreciation of $19.6 billion, offset by net outflows of $4.0 billion (Institutional net outflows of $3.2 billion, Retail net outflows of $0.7 billion and Private Wealth net outflows of $0.1 billion).

Institutional AUM increased $2.6 billion, or 0.8%, to $309.2 billion during the second quarter of 2023, due to market appreciation of $5.7 billion, partially offset by net outflows of $3.2 billion. Gross sales decreased sequentially from $3.0 billion during the first quarter of 2023 to $1.5 billion during the second quarter of 2023. Redemptions and terminations increased sequentially from $3.4 billion to $4.0 billion.

Retail AUM increased $9.9 billion, or 3.9%, to $266.6 billion during the second quarter of 2023, due to market appreciation of $10.7 billion, partially offset by net outflows of $0.7 billion. Gross sales decreased sequentially from $16.8 billion during the first quarter of 2023 to $16.5 billion during the second quarter of 2023. Redemptions and terminations increased sequentially from $13.3 billion to $14.6 billion.

Private Wealth AUM increased $3.1 billion, or 2.8%, to $115.7 billion during the second quarter of 2023, due to market appreciation of $3.2 billion, offset by net outflows of $0.1 billion. Gross sales decreased sequentially from $5.8 billion during the first quarter of 2023 to $4.4 billion during the second quarter of 2023. Redemptions and terminations increased sequentially from $3.9 billion to $4.5 billion.

Bernstein Research Services revenue for the second quarter of 2023 was $91.8 million, down $14.6 million, or 13.7%, compared to the second quarter of 2022. The decrease was driven by a significant decline in customer trading activity due to prevailing macroeconomic conditions.

Net revenues for the second quarter of 2023 increased $37.0 million, or 3.8%, to $1.0 billion from $971.4 million in the second quarter of 2022. The increase was primarily due to higher investment gains of $48.9 million compared to investment losses in the prior year period, higher net dividend and interest income of $11.1 million and higher investment advisory base fees of $6.7 million, partially offset by lower Bernstein Research Services revenue of $14.6 million, lower distribution revenues of $8.3 million and lower performance-based fees of $4.5 million. Operating expenses for the second quarter of 2023 increased $41.0 million, or 5.3%, to $819.8 million from $778.8 million in the second quarter of 2022. The increase was due primarily to higher employee compensation and benefits expense of $29.8 million, higher interest expense of $12.0 million, higher amortization of intangibles of $10.5 million and higher general and administrative expenses of $2.1 million, partially offset by lower promotion and servicing expenses of $14.9 million. Our operating income decreased $4.0 million, or 2.1%, to $188.7 million from $192.6 million in the second quarter of 2022 and our operating margin decreased to 18.4% in the second quarter of 2023 from 22.6% in the second quarter of 2022.

Market Commentary

Despite ongoing concerns about inflation and the U.S. Federal Reserve’s tightening monetary policies, the second quarter experienced positive returns for the S&P 500, the Dow Jones Industrial Average and the Nasdaq, driven primarily by a rally in big technology stocks. Although household finances in the U.S. appear to be healthy, vulnerabilities in the form of rising delinquencies and an increased reliance on credit are becoming more apparent. With employment and household disposable income growth expected to moderate in the second half of the year, the slowdown in consumer spending could accelerate as the buffer from excess savings shrinks and credit conditions tighten further. The U.S. Federal Reserve raised interest rates in May, with further rate hikes possible in the second half of 2023.

In the U.K., the second quarter was characterized by sluggish economic growth, rising inflation, and a tight labor market. As a result, the Bank of England raised interest rates during the second quarter, with more increases expected through early 2024. In China, the economy showed signs of slowing after a strong post-COVID rebound in the first quarter. This was primarily a result of a weakened real estate sector, record youth age unemployment and struggling business and consumer confidence. The introduction of policy stimulus in the second half of the year could reduce the slowdown in growth.

Index
Relationship with EQH and its Subsidiaries

EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. In mid-2021, Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), agreed to provide an initial $10 billion in permanent capital1 to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of this initial capital commitment is approximately 75% completed and is expected to continue over the next year. In addition, during the second quarter of 2023, EQH committed to provide an additional $10 billion in permanent capital, which will begin following the completion of the initial $10 billion commitment. We expect this anticipated capital from Equitable Financial will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, included in the initial $10 billion commitment by EQH is $750 million in capital to be deployed through AB CarVal.

Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2023	2022	$ Change	% Change
	(in billions)

Institutions	$309.2	$290.5	$18.7	6.4%
Retail	266.6	251.0	15.6	6.2
Private Wealth	115.7	105.3	10.4	9.9
Total	$691.5	$646.8	$44.7	6.9%

Assets under management by investment service are as follows:

	As of June 30,
	2023	2022	$ Change	% Change
	(in billions)
Equity
Actively Managed	$235.9	$223.2	$12.7	5.7%
Passively Managed(1)	60.5	55.7	4.8	8.5
Total Equity	296.4	278.9	17.5	6.2

Fixed Income
Actively Managed
Taxable	202.3	200.9	1.4	0.7
Tax–exempt	56.1	53.8	2.3	4.4
	258.4	254.7	3.7	1.5
Passively Managed(1)	9.4	12.3	(2.9)	(23.6)
Total Fixed Income	267.8	267.0	0.8	0.3

Alternatives/Multi-Asset Solutions(2)
Actively Managed	119.6	95.5	24.1	25.3
Passively Managed(1)	7.7	5.4	2.3	42.3
Total Alternatives/Multi-Asset Solutions	127.3	100.9	26.4	26.2
Total	$691.5	$646.8	$44.7	6.9%

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

Index

Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2023 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of March 31, 2023	$306.6	$256.7	$112.6	$675.9
Long-term flows:
Sales/new accounts	1.5	16.5	4.4	22.4
Redemptions/terminations	(4.0)	(14.6)	(4.5)	(23.1)
Cash flow/unreinvested dividends	(0.7)	(2.6)	—	(3.3)
Net long-term (outflows)	(3.2)	(0.7)	(0.1)	(4.0)
Transfers	0.1	(0.1)	—	—
Market appreciation	5.7	10.7	3.2	19.6
Net change	2.6	9.9	3.1	15.6
Balance as of June 30, 2023	$309.2	$266.6	$115.7	$691.5

Balance as of December 31, 2022	$297.3	$242.9	$106.2	$646.4
Long-term flows:
Sales/new accounts	4.5	33.3	10.2	48.0
Redemptions/terminations	(7.4)	(27.9)	(8.4)	(43.7)
Cash flow/unreinvested dividends	(3.0)	(4.5)	—	(7.5)
Net long-term (outflows) inflows	(5.9)	0.9	1.8	(3.2)
Transfers	0.1	(0.1)	—	—
Market appreciation	17.7	22.9	7.7	48.3
Net change	11.9	23.7	9.5	45.1
Balance as of June 30, 2023	$309.2	$266.6	$115.7	$691.5

Balance as of June 30, 2022	$290.5	$251.0	$105.3	$646.8
Long-term flows:
Sales/new accounts	19.1	61.3	18.4	98.8
Redemptions/terminations	(17.3)	(58.6)	(16.0)	(91.9)
Cash flow/unreinvested dividends	(12.3)	(10.3)	0.1	(22.5)
Net long-term (outflows) inflows(1)	(10.5)	(7.6)	2.5	(15.6)
Transfers	0.1	(0.1)	—	—
Acquisition(2)	12.2	—	—	12.2
Market appreciation	16.9	23.3	7.9	48.1
Net change	18.7	15.6	10.4	44.7
Balance as of June 30, 2023	$309.2	$266.6	$115.7	$691.5

(1)Net flows include $3.9 billion of AXA redemptions for the twelve-month period ended June 30, 2023.
(2)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter of 2022.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of March 31, 2023	$229.1	$56.6	$198.4	$55.3	$9.5	$127.0	$675.9
Long-term flows:
Sales/new accounts	9.3	0.4	7.6	3.4	—	1.7	22.4
Redemptions/terminations	(12.9)	—	(5.5)	(2.5)	(0.1)	(2.1)	(23.1)
Cash flow/unreinvested dividends	(3.2)	(0.7)	2.8	—	0.2	(2.4)	(3.3)
Net long-term (outflows) inflows	(6.8)	(0.3)	4.9	0.9	0.1	(2.8)	(4.0)
Market appreciation (depreciation)	13.6	4.2	(1.0)	(0.1)	(0.2)	3.1	19.6
Net change	6.8	3.9	3.9	0.8	(0.1)	0.3	15.6
Balance as of June 30, 2023	$235.9	$60.5	$202.3	$56.1	$9.4	$127.3	$691.5

Balance as of December 31, 2022	$217.9	$53.8	$190.3	$52.5	$9.4	$122.5	$646.4
Long-term flows:
Sales/new accounts	17.7	0.6	18.7	7.3	—	3.7	48.0
Redemptions/terminations	(23.5)	(0.1)	(11.6)	(4.9)	(0.1)	(3.5)	(43.7)
Cash flow/unreinvested dividends	(4.4)	(1.6)	1.3	0.1	—	(2.9)	(7.5)
Net long-term (outflows) inflows	(10.2)	(1.1)	8.4	2.5	(0.1)	(2.7)	(3.2)
Market appreciation	28.2	7.8	3.6	1.1	0.1	7.5	48.3
Net change	18.0	6.7	12.0	3.6	—	4.8	45.1
Balance as of June 30, 2023	$235.9	$60.5	$202.3	$56.1	$9.4	$127.3	$691.5

Balance as of June 30, 2022	$223.2	$55.7	$200.9	$53.8	$12.3	$100.9	$646.8
Long-term flows:
Sales/new accounts	35.0	1.2	33.0	14.1	0.1	15.4	98.8
Redemptions/terminations	(42.8)	(3.1)	(26.1)	(12.6)	(1.4)	(5.9)	(91.9)
Cash flow/unreinvested dividends	(10.0)	(2.5)	(6.1)	—	(1.2)	(2.7)	(22.5)
Net long-term (outflows) inflows(3)	(17.8)	(4.4)	0.8	1.5	(2.5)	6.8	(15.6)
Acquisition(4)	—	—	—	—	—	12.2	12.2
Market appreciation (depreciation)	30.5	9.2	0.6	0.8	(0.4)	7.4	48.1
Net change	12.7	4.8	1.4	2.3	(2.9)	26.4	44.7
Balance as of June 30, 2023	$235.9	$60.5	$202.3	$56.1	$9.4	$127.3	$691.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Net flows include $3.9 billion of AXA redemptions for the twelve-month period ended June 30, 2023.
(4)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter of 2022.

Index

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, six-month and twelve-month periods ended June 30, 2023 are as follows:

	Periods Ended June 30, 2023
	Three-months	Six-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(6.8)	$(10.2)	$(17.8)
Fixed Income	5.8	10.9	2.3
Alternatives/Multi-Asset Solutions	(3.0)	(2.9)	5.4
	(4.0)	(2.2)	(10.1)
Passively Managed
Equity	(0.3)	(1.1)	(4.4)
Fixed Income	0.1	(0.1)	(2.5)
Alternatives/Multi-Asset Solutions	0.2	0.2	1.4
	—	(1.0)	(5.5)
Total net long-term (outflows)	$(4.0)	$(3.2)	$(15.6)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$305.1	$307.5	$(2.4)	(0.8)%	$304.6	$318.7	$(14.1)	(4.4)%
Retail	259.9	270.6	(10.7)	(4.0)	255.9	285.1	(29.2)	(10.3)
Private Wealth	113.4	110.5	2.9	2.6	111.6	113.9	(2.3)	(2.0)
Total	$678.4	$688.6	$(10.2)	(1.5)%	$672.1	$717.7	$(45.6)	(6.4)%
Investment Service:
Equity Actively Managed	$230.3	$243.1	$(12.8)	(5.3)%	$228.4	$255.6	$(27.2)	(10.6)%
Equity Passively Managed(1)	57.7	60.8	(3.1)	(5.0)	56.8	63.8	(7.0)	(11.0)
Fixed Income Actively Managed – Taxable	199.4	212.4	(13.0)	(6.2)	197.2	224.1	(26.9)	(12.0)
Fixed Income Actively Managed – Tax-exempt	55.5	54.2	1.3	2.5	54.8	55.2	(0.4)	(0.7)
Fixed Income Passively Managed(1)	9.5	12.3	(2.8)	(22.9)	9.5	12.6	(3.1)	(24.7)
Alternatives/Multi-Asset Solutions(2)	126.0	105.8	20.2	19.1	125.4	106.4	19.0	17.8
Total	$678.4	$688.6	$(10.2)	(1.5)%	$672.1	$717.7	$(45.6)	(6.4)%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Index
Our Institutional channel second quarter average AUM of $305.1 billion decreased $2.4 billion, or 0.8%, compared to the second quarter of 2022. However, ending AUM increased $18.7 billion, or 6.4%, to $309.2 billion from June 30, 2022. The $18.7 billion increase in AUM resulted primarily from market appreciation of $16.9 billion (with $17.7 billion of market appreciation occurring in the first six months of 2023) and an addition of $12.2 billion due to the CarVal acquisition, partially offset by net outflows of $10.5 billion.
Our Retail channel second quarter average AUM of $259.9 billion decreased $10.7 billion, or 4.0%, compared to the second quarter of 2022. However, ending AUM increased $15.6 billion, or 6.2%, to $266.6 billion from June 30, 2022. The $15.6 billion increase resulted primarily from market appreciation of $23.3 billion (with $22.9 billion of market appreciation occurring in the first six months of 2023), partially offset by net outflows of $7.6 billion.
Our Private Wealth channel second quarter average AUM of $113.4 billion increased $2.9 billion, or 2.6%, compared to the second quarter of 2022, primarily due to AUM increasing $10.4 billion, or 9.9%, to $115.7 billion from June 30, 2022. The $10.4 billion increase resulted from market appreciation of $7.9 billion (with $7.7 billion of market appreciation occurring in the first six months of 2023) and net inflows of $2.5 billion.
Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2023 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Global High Income - Hedged (fixed income)
Absolute return	10.2%	3.7%	2.7%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	0.1	1.8	0.1
Global Plus - Hedged (fixed income)
Absolute return	0.8	(2.3)	1.1
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.2	0.6	0.1
Intermediate Municipal Bonds (fixed income)
Absolute return	3.1	0.6	2.0
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.9	0.9	0.8
U.S. Strategic Core Plus (fixed income)
Absolute return	(0.1)	(3.2)	1.1
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.8	0.8	0.3
Emerging Market Debt (fixed income)
Absolute return	6.4	(2.6)	0.7
Relative return (vs. JPM EMBI Global/JPM EMBI)	(0.5)	—	(0.1)
Sustainable Global Thematic (equity)
Absolute return	17.2	10.2	11.4
Relative return (vs. MSCI ACWI Index)	0.7	(0.7)	3.3
International Strategic Core Equity (equity)
Absolute return	12.9	6.6	3.5
Relative return (vs. MSCI EAFE Index)	(5.9)	(2.4)	(0.9)
U.S. Small & Mid Cap Value (equity)
Absolute return	13.0	19.0	5.6
Relative return (vs. Russell 2500 Value Index)	2.6	2.9	0.3
U.S. Strategic Value (equity)
Absolute return	19.2	18.4	8.0
Relative return (vs. Russell 1000 Value Index)	7.7	4.1	(0.1)
U.S. Small Cap Growth (equity)

Index

	1-Year	3-Year(1)	5-Year(1)
Absolute return	17.2	3.6	7.7
Relative return (vs. Russell 2000 Growth Index)	(1.4)	(2.5)	3.4
U.S. Large Cap Growth (equity)
Absolute return	23.1	11.4	14.5
Relative return (vs. Russell 1000 Growth Index)	(4.0)	(2.4)	(0.6)
U.S. Small & Mid Cap Growth (equity)
Absolute return	17.9	3.4	6.9
Relative return (vs. Russell 2500 Growth Index)	(0.7)	(3.2)	(0.1)
Concentrated U.S. Growth (equity)
Absolute return	14.1	11.6	13.1
Relative return (vs. S&P 500 Index)	(5.5)	(3.0)	0.8
Select U.S. Equity (equity)
Absolute return	16.6	16.0	12.6
Relative return (vs. S&P 500 Index)	(3.0)	1.4	0.3
Strategic Equities (equity)
Absolute return	17.1	12.9	10.2
Relative return (vs. Russell 3000 Index)	(1.9)	(1.0)	(1.2)
Global Core Equity (equity)
Absolute return	16.2	9.6	8.0
Relative return (vs. MSCI ACWI Index)	(0.3)	(1.4)	(0.1)
U.S. Strategic Core Equity (equity)			.
Absolute return	17.4	14.1	12.0
Relative return (vs. S&P 500 Index)	(2.2)	(0.5)	(0.3)
Select U.S. Equity Long/Short (alternatives)
Absolute return	8.1	10.1	8.5
Relative return (vs. S&P 500 Index)	(11.5)	(4.5)	(3.8)
Global Strategic Core Equity (equity)
Absolute return	14.9	11.5	8.8
Relative return (vs. S&P 500 Index)	(3.6)	(0.7)	(0.3)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,008,456	$971,444	$37,012	3.8%	$2,032,547	$2,077,131	$(44,584)	(2.1)%
Expenses	819,795	778,796	40,999	5.3	1,628,626	1,636,080	(7,454)	(0.5)
Operating income	188,661	192,648	(3,987)	(2.1)	403,921	441,051	(37,130)	(8.4)
Income taxes	9,901	10,650	(749)	(7.0)	21,243	23,371	(2,128)	(9.1)
Net income	178,760	181,998	(3,238)	(1.8)	382,678	417,680	(35,002)	(8.4)
Net income (loss) of consolidated entities attributable to non-controlling interests	3,023	(26,771)	29,794	n/m	12,790	(51,816)	64,606	n/m
Net income attributable to AB Unitholders	$175,737	$208,769	$(33,032)	(15.8)	$369,888	$469,496	$(99,608)	(21.2)

Diluted net income per AB Unit	$0.61	$0.76	$(0.15)	(19.7)	$1.28	$1.71	$(0.43)	(25.1)

Distributions per AB Unit	$0.68	$0.78	$(0.10)	(12.8)	$1.42	$1.77	$(0.35)	(19.8)

Operating margin (1)	18.4%	22.6%			19.2%	23.7%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended June 30, 2023 decreased $33.0 million, or 15.8%, from the three months ended June 30, 2022. The decrease primarily is due to (in millions):

Higher employee compensation and benefits expense	$(29.8)
Higher net gain of consolidated entities attributable to non-controlling interest	(29.8)
Lower Bernstein Research Services revenue	(14.6)
Higher interest on borrowings	(12.0)
Higher amortization of intangibles	(10.5)
Lower distribution revenues	(8.3)
Lower performance-based fees	(4.5)
Lower other revenues	(2.2)
Higher general and administrative expenses	(2.1)
Higher investment gains	48.9
Lower promotion and servicing expense	14.9
Higher net dividend and interest income	11.1
Higher base advisory fees	6.7
Other	(0.8)
$(33.0)

Index

Net income attributable to AB Unitholders for the six months ended June 30, 2023 decreased $99.6 million, or 21.2%, from the six months ended June 30, 2022. The decrease primarily is due to (in millions):

Higher net gain of consolidated entities attributable to non-controlling interest	$(64.6)
Lower base advisory fees	(48.8)
Lower performance-based fees	(43.9)
Lower distribution revenues	(35.6)
Lower Bernstein Research Services revenue	(32.4)
Higher employee compensation and benefits expense	(24.5)
Higher interest on borrowings	(24.3)
Higher amortization of intangible assets	(21.0)
Higher investment gains	93.2
Lower promotion and servicing expenses	44.6
Lower general and administrative expenses	35.9
Higher net dividend and interest income	25.1
Other	(3.3)
$(99.6)

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the second quarter of 2023. We may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Management Operating Metrics

We are providing the non-GAAP measures “adjusted net revenues,” “adjusted operating income” and “adjusted operating margin” because they are the principal operating metrics management uses in evaluating and comparing period-to-period operating performance. Management principally uses these metrics in evaluating performance because they present a clearer picture of our operating performance and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, acquisition-related expenses, interest expense and other adjustment items. Similarly, we believe that these management operating metrics help investors better understand the underlying trends in our results and, accordingly, provide a valuable perspective for investors.

We provide the non-GAAP measures "adjusted net income" and "adjusted diluted net income per unit" because our quarterly distribution per unit is typically our adjusted diluted net income per unit (which is derived from adjusted net income).

These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both accounting principles generally accepted in the United States of America ("US GAAP") and non-GAAP measures in evaluating

Index
our financial performance. The non-GAAP measures alone may pose limitations because they do not include all of our revenues and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,008,456	$971,444	$2,032,547	$2,077,131
Adjustments:
Distribution-related adjustments:
Distribution revenues	(144,798)	(153,130)	(285,876)	(321,471)
Investment advisory services fees	(14,005)	(14,357)	(29,461)	(31,642)
Pass-through adjustments:
Investment advisory services fees	(11,046)	(10,043)	(20,809)	(46,019)
Other revenues	(8,096)	(9,436)	(17,438)	(18,399)
Impact of consolidated company-sponsored funds	(2,975)	26,573	(13,384)	51,111
Incentive compensation-related items	(4,905)	5,295	(10,349)	9,379
Adjusted net revenues	$822,631	$816,346	$1,655,230	$1,720,090

Operating income, US GAAP basis	$188,661	$192,648	$403,921	$441,051
Adjustments:
Real estate	(206)	(206)	(412)	(412)
Incentive compensation-related items	1,103	1,463	2,711	2,408
EQH award compensation	215	164	406	339
Acquisition-related expenses	20,525	4,929	38,249	15,616
Total of non-GAAP adjustments before interest on borrowings	21,637	6,350	40,954	17,951
Interest on borrowings [1]	14,672	2,681	28,385	4,092
Sub-total of non-GAAP adjustments	36,309	9,031	69,339	22,043
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	3,023	(26,771)	12,790	(51,816)
Adjusted operating income [1]	221,947	228,450	460,470	514,910
Less: Interest on borrowings	14,672	2,681	28,385	4,092
Adjusted pre-tax income	207,275	225,769	432,085	510,818
Adjusted income taxes	10,882	12,485	22,728	27,073
Adjusted net income	$196,393	$213,284	$409,357	$483,745

Diluted net income per AB Unit, GAAP basis	$0.61	$0.76	$1.28	$1.71
Impact of non-GAAP adjustments	0.07	0.02	0.14	0.06
Adjusted diluted net income per AB Unit	$0.68	$0.78	$1.42	$1.77

Operating margin, GAAP basis	18.4%	22.6%	19.2%	23.7%
Impact of non-GAAP adjustments	8.6	5.4	8.6	6.2
Adjusted operating margin	27.0%	28.0%	27.8%	29.9%

Adjusted operating income for the three months ended June 30, 2023 decreased $6.5 million, or 2.8%, from the three months ended June 30, 2022, primarily due to lower Bernstein Research Services revenue of $14.6 million, higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $14.3 million, higher general and administrative expenses of $3.6 million and lower performance-based fees of $2.9 million, partially offset by higher net dividend and interest income of $16.5 million, investment gains in the current year compared to investment losses in
1 During the second quarter of 2023, we revised adjusted operating income to exclude interest on borrowings in order to align with our industry peer group. We have recast prior periods presentation to align with the current period presentation.

Index
the prior year of $7.1 million, lower promotion and servicing expenses of $4.9 million and higher investment advisory base fees of $1.1 million.

Adjusted operating income for the six months ended June 30, 2023 decreased $54.4 million, or 10.6%, from the six months ended June 30, 2022, primarily due to lower investment advisory base fees of $57.4 million, lower Bernstein Research Services revenue of $32.4 million, lower performance-based fees of $14.9 million, higher general and administrative expenses of $2.9 million and lower other revenues of $1.2 million, partially offset by higher net dividend and interest income of $30.2 million, lower investment losses of $10.9 million, lower employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $7.2 million and lower promotion and servicing expenses of $5.9 million.

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
We adjust investment advisory and services fees and other revenues for pass through costs, primarily related to our transfer agent and shareholder servicing fees. Also, we adjust for certain investment advisory and services fees passed through to our investment advisors. These fees do not affect operating income, as such, we exclude these fees from adjusted net revenues.
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
Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) the equity compensation paid by EQH to certain AB executives, (4) acquisition-related expenses, (5) interest on borrowings and (6) the impact of consolidated company-sponsored investment funds.
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
We adjust operating income to exclude interest on borrowings in order to align with our industry peer group.
We adjust for the operating income impact of consolidating certain company-sponsored investment funds by eliminating the consolidated company-sponsored funds' revenues and expenses and including AB's revenues and expenses that were eliminated in consolidation. We also exclude the limited partner interests we do not own.

Adjusted Net Income and Adjusted Diluted Net Income per AB Unit

As previously discussed, our quarterly distribution is typically our adjusted diluted net income per unit (which is derived from adjusted net income) for the quarter multiplied by the number of general and limited partnership interests outstanding at the end of the quarter. Adjusted net income is derived from adjusted operating income less interest expense and adjusted income taxes. Adjusted income taxes, used in calculating adjusted net income, are calculated using the GAAP effective tax rate adjusted for non-GAAP income tax adjustments.

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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$151,683	$132,794	$18,889	14.2%	$307,049	$271,058	$35,991	13.3%
Performance-based fees	6,410	8,031	(1,621)	(20.2)	25,213	49,839	(24,626)	(49.4)%
	158,093	140,825	17,268	12.3	332,262	320,897	11,365	3.5
Retail:
Base fees	318,242	332,658	(14,416)	(4.3)	626,956	698,641	(71,685)	(10.3)
Performance-based fees	16	492	(476)	(96.7)	7	1,049	(1,042)	(99.3)
	318,258	333,150	(14,892)	(4.5)	626,963	699,690	(72,727)	(10.4)
Private Wealth:
Base fees	233,446	231,233	2,213	1.0	461,694	474,799	(13,105)	(2.8)
Performance-based fees	11,881	14,268	(2,387)	(16.7)	29,666	47,872	(18,206)	(38.0)
	245,327	245,501	(174)	(0.1)	491,360	522,671	(31,311)	(6.0)
Total:
Base fees	703,371	696,685	6,686	1.0	1,395,699	1,444,498	(48,799)	(3.4)
Performance-based fees	18,307	22,791	(4,484)	(19.7)	54,886	98,760	(43,874)	(44.4)
	721,678	719,476	2,202	0.3	1,450,585	1,543,258	(92,673)	(6.0)

Bernstein Research Services	91,847	106,442	(14,595)	(13.7)	191,885	224,249	(32,364)	(14.4)
Distribution revenues	144,798	153,130	(8,332)	(5.4)	285,876	321,471	(35,595)	(11.1)
Dividend and interest income	50,193	22,512	27,681	123.0	100,872	33,987	66,885	196.8
Investment gains (losses)	670	(48,220)	48,890	n/m	5,934	(87,244)	93,178	n/m
Other revenues	24,719	26,950	(2,231)	(8.3)	50,865	53,105	(2,240)	(4.2)
Total revenues	1,033,905	980,290	53,615	5.5	2,086,017	2,088,826	(2,809)	(0.1)
Less: broker-dealer related interest expense	25,449	8,846	16,603	187.7	53,470	11,695	41,775	n/m
Net revenues	$1,008,456	$971,444	$37,012	3.8	$2,032,547	$2,077,131	$(44,584)	(2.1)

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 9.4%, 8.5% and 0.4% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.8% of our AUM).

For the three months ended June 30, 2023, our investment advisory and services fees increased by $2.2 million, or 0.3%, from the three months ended June 30, 2022, due to a $6.7 million, or 1.0%, increase in base fees, offset by a $4.5 million, or 19.7%, decrease in performance-based fees. The increase in base fees is primarily due to a higher portfolio fee rate, partially offset by a 1.5% decrease in average AUM. Performance-based fees decreased primarily due to lower performance fees earned on our U.S. Real Estate Funds, partially offset by higher performance fees earned on our Private Credit Funds.

For the six months ended June 30, 2023, our investment advisory and services fees decreased by $92.7 million, or 6.0%, from the six months ended June 30, 2022, due to a $48.8 million, or 3.4%, decrease in base fees and a $43.9 million, or 44.4%, decrease in performance-based fees. The decrease in base fees is primarily due to an 6.4% decrease in average AUM, partially offset by a higher portfolio fee rate. Performance-based fees decreased primarily due to lower performance fees earned on our U.S. Real Estate Funds, partially offset by higher performance fees earned on our Private Credit Funds.

Institutional base fees for the three months ended June 30, 2023 increased $18.9 million, or 14.2%, from the three months ended June 30, 2022, primarily due to a higher portfolio fee rate, partially offset by a 0.8% decrease in average AUM. Retail base fees for the three months ended June 30, 2023 decreased $14.4 million, or 4.3%, from the three months ended June 30, 2022, primarily due to a 4.0% decrease in average AUM. Private Wealth base fees for the three months ended June 30, 2023 increased $2.2 million, or 1.0%, from the six months ended June 30, 2022, primarily due to a 2.6% increase in average AUM.

Institutional base fees for the six months ended June 30, 2023 increased $36.0 million, or 13.3%, from the six months ended June 30, 2022, primarily due to a higher portfolio fee rate, partially offset by a 4.4% decrease in average AUM. Retail base fees for the six months ended June 30, 2023 decreased $71.7 million, or 10.3%, from the six months ended June 30, 2022, primarily due to a 10.3% decrease in average AUM. Private Wealth base fees for the six months ended June 30, 2023 decreased $13.1 million, or 2.8%, from the six months ended June 30, 2022, primarily due to a 2.0% decrease in average AUM.

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
Revenues from Bernstein Research Services for the three months ended June 30, 2023 decreased $14.6 million, or 13.7%, from the three months ended June 30, 2022. The decrease was driven by a significant decline in customer trading activity due to prevailing macro-economic conditions. For the six months ended June 30, 2023, Bernstein Research Services revenue decreased by $32.4 million, or 14.4%, compared to the six months ended June 30, 2022. The decrease was driven by a significant decline in customer trading activity, partially offset by higher research payments.

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

Distribution revenues for the three months ended June 30, 2023 decreased $8.3 million, or 5.4%, from the three months ended June 30, 2022, primarily due to a decrease in the overall portfolio fee rate, partially offset by the corresponding average AUM of these mutual funds increasing 4.2%. For the six months ended June 30, 2023, distribution revenues decreased $35.6 million, or 11.1%, compared to the six months ended June 30, 2022, primarily due to a decrease in overall portfolio fee rate and the corresponding average AUM of these mutual funds decreasing 3.0%

Dividend and Interest Income and Broker-Dealer Related Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Broker-dealer related interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.

Dividend and interest income for the three months ended June 30, 2023 increased $27.7 million, or 123.0%, from the three months ended June 30, 2022, primarily due to higher interest earned on customer margin balances and higher interest earned on U.S. Treasury Bills. Broker-dealer related interest expense for the three months ended June 30, 2023 increased $16.6 million from the three months ended June 30, 2022, due to higher interest paid on cash balances in customers' brokerage accounts. For the six months ended June 30, 2023, dividend and interest income increased $66.9 million, or 196.8%, compared to the six months ended June 30, 2022, primarily due to higher interest earned on customer margin balances, higher interest earned on U.S. Treasury Bills and higher dividend and interest income in our consolidated company-sponsored investment funds. Broker-dealer related interest expense for the six months ended June 30, 2023 increased $41.8 million compared to the six months ended June 30, 2022, due to higher interest paid on cash balances in customers' brokerage accounts.

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

Index
Investment (losses) gains are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$5,906	$4	$6,561	$1,339
Unrealized (losses)	(4,521)	(5,338)	(3,371)	(10,824)

Investments held by consolidated company-sponsored investment funds:
Realized (losses)	(12,338)	(13,178)	(17,920)	(14,168)
Unrealized gains (losses)	10,865	(39,193)	27,027	(80,091)

Seed capital investments:
Realized (losses) gains:
Seed capital and other	(233)	5,350	(181)	8,926
Derivatives	(5,479)	14,007	(9,959)	30,636
Unrealized gains (losses):
Seed capital and other	2,252	(17,331)	5,903	(32,867)
Derivatives	4,645	8,108	(1,350)	11,210

Brokerage-related investments:
Realized (losses)	(267)	(415)	(466)	(1,082)
Unrealized (losses)	(160)	(234)	(310)	(323)
	$670	$(48,220)	$5,934	$(87,244)

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended June 30, 2023 decreased $2.2 million, or 8.3%, compared to the three months ended June 30, 2022, primarily due to lower shareholder servicing fees. Other revenues for the six months ended June 30, 2023 decreased $2.2 million, or 4.2%, compared to the six months ended June 30, 2022, primarily due to lower shareholder servicing fees.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$428,079	$398,273	$29,806	7.5%	$862,242	$837,693	$24,549	2.9%
Promotion and servicing:
Distribution-related payments	150,038	158,532	(8,494)	(5.4)	298,419	334,776	(36,357)	(10.9)
Amortization of deferred sales commissions	8,767	8,953	(186)	(2.1)	16,921	18,336	(1,415)	(7.7)
Trade execution, marketing, T&E and other	54,138	60,404	(6,266)	(10.4)	104,768	111,631	(6,863)	(6.1)
	212,943	227,889	(14,946)	(6.6)	420,108	464,743	(44,635)	(9.6)
General and administrative	149,935	147,855	2,080	1.4	289,588	325,480	(35,892)	(11.0)
Contingent payment arrangements	2,443	838	1,605	191.5	4,887	1,676	3,211	191.6
Interest on borrowings	14,672	2,681	11,991	n/m	28,385	4,092	24,293	n/m
Amortization of intangible assets	11,723	1,260	10,463	n/m	23,416	2,396	21,020	n/m
Total	$819,795	$778,796	$40,999	5.3	$1,628,626	$1,636,080	$(7,454)	(0.5)

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.4% and 41.0% for the three months ended June 30, 2023 and June 30, 2022, respectively. Compensation expense as a percentage of net revenues was 42.4% and 40.3% for the six months ended June 30, 2023 and 2022, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted annual net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.0% of adjusted net revenues for the three and six months ended June 30, 2023 respectively, and 1.2% and 1.0% of adjusted net revenues for the three and six months ended June 30, 2022, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 49.5% for the three and six months ended June 30, 2023 and 48.0% for the three and six months ended June 30, 2022.

Index

For the three months ended June 30, 2023, employee compensation and benefits expense increased $29.8 million, or 7.5%, compared to the three months ended June 30, 2022, primarily due to higher incentive compensation of $19.5 million, higher base compensation of $17.3 million and higher fringes of $4.4 million, partially offset by lower commissions of $10.4 million. For the six months ended June 30, 2023, employee compensation and benefits expense increased $24.5 million, or 2.9%, compared to the six months ended June 30, 2022, primarily due to higher base compensation of $48.9 million and higher fringes of $8.9 million, partially offset by lower commissions of $19.4 million and lower incentive compensation of $13.0 million.

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

Promotion and servicing expenses decreased $14.9 million, or 6.6%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to lower distribution-related payments of $8.5 million, lower trade execution expenses of $3.2 million and lower transfer fees of $1.8 million. Promotion and servicing expenses decreased $44.6 million, or 9.6%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to lower distribution-related payments of $36.4 million, lower transfer fees of $5.2 million, lower trade execution expenses of $5.0 million and lower amortization of deferred sales commissions of $1.4 million, partially offset by higher travel and entertainment expenses of $2.6 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.9% and 15.2% for the three months ended June 30, 2023 and 2022, respectively. General and administrative expenses increased $2.1 million, or 1.4%, during the three months ended June 30, 2023 compared to the corresponding period in 2022, primarily due to higher office-related expenses of $4.0 million and higher valuation adjustments related to the classification of Bernstein Research Services as held for sale of $3.0 million, partially offset by lower portfolio servicing fees of $5.5 million and a favorable foreign exchange translation impact of $1.4 million. General and administrative expenses as a percentage of net revenues were 14.2% and 15.7% for the six months ended June 30, 2023 and 2022, respectively. General and administrative expenses decreased $35.9 million, or 11.0%, during the six months ended June 30, 2023 compared to the corresponding period in 2022, primarily due to lower portfolio servicing fees of $40.2 million, lower professional fees of $6.4 million and a favorable foreign exchange translation impact of $3.4 million, partially offset by higher valuation adjustments related to the classification of Bernstein Research Services as held for sale of $5.5 million, higher office-related expenses of $4.5 million and higher technology expenses of $2.2 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. There were no changes in our estimates during the first six months ended June 30, 2023 or 2022.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended June 30, 2023 interest on borrowings increased $12.0 million compared to the three months ended June 30, 2022. The increase was due to higher average borrowings and higher interest rates. For the six months ended June 30, 2023 interest on borrowings increased $24.3 million compared to the six months ended June 30, 2022. The increase was due to higher average borrowings and higher interest rates.

Index
Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets increased $10.5 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to acquired intangible assets associated with the CarVal acquisition. Amortization of intangible assets increased $21.0 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to acquired intangible assets associated with the CarVal acquisition.

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

Income tax expense for the three months ended June 30, 2023 decreased $0.7 million, or 7.0%, compared to the three months ended June 30, 2022. Income tax expense for the six months ended June 30, 2023 decreased $2.1 million, or 9.1%, compared to the six months ended June 30, 2022. The decrease was primarily due to one-time discrete items in the three and six months ended June 30, 2023. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and six months ended June 30, 2023.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the six months ended June 30, 2023, we had $12.8 million of net gains of consolidated entities attributable to non-controlling interests compared to net losses of $51.8 million for the six months ended June 30, 2022. Period-to-period fluctuations result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first six months of 2023, net cash provided by operating activities was $722.3 million compared to $702.0 million during the corresponding 2022 period. The change is primarily due to net activity of our consolidated funds of $178.2 million and a decrease in broker-dealer related receivables (net of payables and segregated U.S. treasury bills activity) of $167.3 million, partially offset by lower earnings of $185.5 million (after non-cash reconciling items) and an increase in fees receivable of $131.5 million.

During the first six months of 2023, net cash used in investing activities was $17.0 million, compared to $19.8 million net cash used during the corresponding 2022 period. The change is primarily due to lower purchases of furniture, equipment and leasehold improvements of $4.4 million.

During the first six months of 2023, net cash used in financing activities was $772.2 million, compared to $785.1 million during the corresponding 2022 period. The change is primarily due to lower distributions to the General Partner and Unitholders of $213.0 million and a decrease in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $87.8 million partially offset by lower net borrowings of debt of $165.0 million and higher net redemptions of non-controlling interests of consolidated company-sponsored investment funds during the first six months of 2023 as compared to the corresponding 2022 period of $135.5 million.

Index
As of June 30, 2023, AB had $1.3 billion of cash and cash equivalents (including cash and cash equivalents of consolidated company-sponsored investment funds and cash held-for-sale), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $577.0 million.

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
Item 4.     Controls and Procedures

Disclosure Controls and Procedures

Each of AB Holding and AB maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer ("CEO") and the Interim Chief Financial Officer ("CFO"), to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the second quarter of 2023 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/23 - 4/30/23(1)	1,625	$38.62	—	—
5/1/23 - 5/31/23	—	—	—	—
6/1/23 - 6/30/23(1)	1,667	34.70	—	—
Total	3,292	$36.66	—	—

(1)During the second quarter of 2023, AB purchased 3,292 AB Units in private transactions and retired them.

Index

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the second quarter of 2023.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 27, 2023	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Bill Siemers
Bill Siemers
Interim Chief Financial Officer; Controller and Chief Accounting Officer