Form 10-Q
period 2023-09-30
ALLIANCEBERNSTEIN L.P.
filed 2023-10-26
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of units of limited partnership interest outstanding as of September 30, 2023 was 283,971,597.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$922,773	$1,130,143
Cash and securities segregated, at fair value (cost: $916,463 and $1,511,916)	927,934	1,522,431
Receivables, net:
Brokers and dealers	101,614	112,226
Brokerage clients	1,444,542	1,881,496
AB funds fees	351,063	314,247
Other fees	119,817	127,040
Investments:
Long-term incentive compensation-related	37,278	47,870
Other	200,936	169,648
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	13,247	19,751
Investments	319,805	516,536
Other assets	14,434	44,424
Furniture, equipment and leasehold improvements, net	174,541	189,258
Goodwill	3,598,591	3,598,591
Intangible assets, net	275,913	310,203
Deferred sales commissions, net	73,186	52,250
Right-of-use assets	343,055	371,898
Assets held for sale	681,327	551,351
Other assets	184,065	179,568
Total assets	$9,784,121	$11,138,931

Index

	September 30, 2023	December 31, 2022

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$263,988	$389,828
Brokerage clients	2,321,128	3,322,903
AB mutual funds	1,013	162,291
Contingent consideration liability	251,522	247,309
Accounts payable and accrued expenses	163,972	173,466
Lease liabilities	391,058	427,479
Liabilities of consolidated company-sponsored investment funds	14,301	55,529
Accrued compensation and benefits	753,341	415,878
Debt	900,000	990,000
Liabilities held for sale	216,333	107,952
Total liabilities	5,276,656	6,292,635
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	182,934	368,656

Capital:
General Partner	44,427	45,985
Limited partners: 283,971,597 and 285,979,913 units issued and outstanding	4,494,822	4,648,113
Receivables from affiliates	(5,240)	(4,270)
AB Holding Units held for long-term incentive compensation plans	(86,358)	(95,318)
Accumulated other comprehensive (loss)	(133,752)	(129,477)
Partners’ capital attributable to AB Unitholders	4,313,899	4,465,033
Non-redeemable non-controlling interests in consolidated entities	10,632	12,607
Total capital	4,324,531	4,477,640
Total liabilities, redeemable non-controlling interest and capital	$9,784,121	$11,138,931

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Investment advisory and services fees	$748,951	$714,564	$2,199,536	$2,257,822
Bernstein research services	93,875	91,557	285,760	315,806
Distribution revenues	149,049	147,960	434,925	469,431
Dividend and interest income	49,889	30,437	150,761	64,424
Investment (losses)	(6,694)	(3,861)	(760)	(91,105)
Other revenues	24,484	27,096	75,349	80,201
Total revenues	1,059,554	1,007,753	3,145,571	3,096,579
Less: Broker-dealer related interest expense	27,498	20,769	80,968	32,464
Net revenues	1,032,056	986,984	3,064,603	3,064,115

Expenses:
Employee compensation and benefits	453,619	429,842	1,315,861	1,267,535
Promotion and servicing:
Distribution-related payments	155,620	152,005	454,039	486,781
Amortization of deferred sales commissions	9,585	8,341	26,506	26,678
Trade execution, marketing, T&E and other	52,289	51,594	157,057	163,225
General and administrative	145,388	154,961	434,976	480,441
Contingent payment arrangements	15,364	2,371	20,251	4,047
Interest on borrowings	13,209	5,309	41,594	9,401
Amortization of intangible assets	11,732	12,256	35,148	14,652
Total expenses	856,806	816,679	2,485,432	2,452,760

Operating income	175,250	170,305	579,171	611,355

Income taxes	10,010	5,239	31,253	28,609

Net income	165,240	165,066	547,918	582,746

Net (loss) income of consolidated entities attributable to non-controlling interests	(2,164)	(10,114)	10,626	(61,930)

Net income attributable to AB Unitholders	$167,404	$175,180	$537,292	$644,676

Net income per AB Unit:
Basic	$0.58	$0.64	$1.86	$2.35
Diluted	$0.58	$0.64	$1.86	$2.35

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$165,240	$165,066	$547,918	$582,746
Other comprehensive (loss) income:
Foreign currency translation adjustments, before tax	(15,627)	(30,066)	(4,971)	(76,174)
Income tax benefit	(274)	907	(211)	1,542
Foreign currency translation adjustments, net of tax	(15,901)	(29,159)	(5,182)	(74,632)
Changes in employee benefit related items:
Amortization of prior service cost	6	6	18	18
Recognized actuarial gain	298	324	894	971
Changes in employee benefit related items	304	330	912	989
Income tax (expense) benefit	(1)	3	(5)	(12)
Employee benefit related items, net of tax	303	333	907	977
Other comprehensive (loss)	(15,598)	(28,826)	(4,275)	(73,655)
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(2,164)	(10,114)	10,626	(61,930)
Comprehensive income attributable to AB Unitholders	$151,806	$146,354	$533,017	$571,021

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General Partner’s Capital
Balance, beginning of period	$45,233	$40,270	$45,985	$42,850
Net income	1,674	1,752	5,373	6,447
Cash distributions to General Partner	(1,962)	(2,149)	(6,319)	(8,645)
Long-term incentive compensation plans activity	31	(11)	34	19
(Retirement) of AB Units, net	(549)	(14)	(646)	(823)
Issuance of AB Units for CarVal acquisition	—	1,328	—	1,328
Balance, end of period	44,427	41,176	44,427	41,176
Limited Partners' Capital
Balance, beginning of period	4,573,989	4,082,109	4,648,113	4,336,211
Net income	165,730	173,428	531,919	638,229
Cash distributions to Unitholders	(193,614)	(212,485)	(624,470)	(854,213)
Long-term incentive compensation plans activity	3,025	(1,099)	3,352	1,815
(Retirement) of AB Units, net	(54,308)	(1,537)	(64,092)	(81,626)
Issuance of AB Units for CarVal acquisition	—	131,511	—	131,511
Balance, end of period	4,494,822	4,171,927	4,494,822	4,171,927
Receivables from Affiliates
Balance, beginning of period	(5,148)	(6,235)	(4,270)	(8,333)
Long-term incentive compensation awards expense	142	134	548	474
Capital contributions (to) from AB Holding	(234)	(430)	(1,518)	1,328
Balance, end of period	(5,240)	(6,531)	(5,240)	(6,531)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(89,343)	(121,697)	(95,318)	(119,470)
Purchases of AB Holding Units to fund long-term compensation plans, net	(52,175)	(838)	(70,837)	(107,295)
Retirement of AB Units, net	54,851	2,509	65,607	84,124
Long-term incentive compensation awards expense	3,600	9,176	18,561	35,952
Re-valuation of AB Holding Units held in rabbi trust	(3,291)	860	(4,371)	(3,301)
Other	—	(153)	—	(153)
Balance, end of period	(86,358)	(110,143)	(86,358)	(110,143)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(118,154)	(135,164)	(129,477)	(90,335)
Foreign currency translation adjustment, net of tax	(15,901)	(29,159)	(5,182)	(74,632)
Changes in employee benefit related items, net of tax	303	333	907	977
Balance, end of period	(133,752)	(163,990)	(133,752)	(163,990)
Total Partners' Capital attributable to AB Unitholders	4,313,899	3,932,439	4,313,899	3,932,439

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	10,385	—	12,607	—
CarVal Acquisition	—	11,208	—	11,208
Net income	108	—	623	—
Distributions to (from) non-controlling interests, net	139	—	(2,334)	—
Adjustment	—	—	(264)	—
Balance, end of period	10,632	11,208	10,632	11,208
Total Capital	$4,324,531	$3,943,647	$4,324,531	$3,943,647

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$547,918	$582,746

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	26,506	26,678
Non-cash long-term incentive compensation expense	19,109	36,426
Depreciation and other amortization	68,868	44,702
Unrealized losses on investments	3,892	47,765
Unrealized (gains) losses on investments of consolidated company-sponsored investment funds	(22,413)	90,297
Non-cash lease expense	76,745	76,050
Change in estimate of contingent payment arrangements	13,115	—
Other, net	18,102	20,158
Changes in assets and liabilities:
Decrease in securities, segregated	594,497	168,835
Decrease (increase) in receivables	332,161	(224,089)
(Increase) decrease in investments	(24,726)	12,253
Decrease in investments of consolidated company-sponsored investment funds	219,144	51,108
(Increase) in deferred sales commissions	(47,442)	(6,214)
(Increase) in other assets	(53,776)	(76,810)
(Decrease) in other assets and liabilities of consolidated company-sponsored investment funds, net	(11,238)	(41,294)
(Decrease) in payables	(1,253,296)	(75,629)
(Decrease) increase in accounts payable and accrued expenses	(2,656)	1,571
Increase in accrued compensation and benefits	366,485	360,817
Cash payments to relieve operating lease liabilities	(80,678)	(82,223)
Net cash provided by operating activities	790,317	1,013,147

Index

	Nine Months Ended September 30,
	2023	2022
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(21,399)	(36,088)
Acquisition of business, net cash acquired	—	40,282
Net cash (used in) provided by investing activities	(21,399)	4,194

Cash flows from financing activities:
(Repayment of) debt, net	(90,000)	(65,000)
(Decrease) in overdrafts payable	—	(19,746)
Distributions to General Partner and Unitholders	(630,789)	(862,858)
(Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	(196,348)	(47,345)
Capital contributions (to) affiliates	(2,499)	(312)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	—	178
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(70,837)	(107,295)
Repayment of acquisition-related debt obligation	—	(42,661)
Other, net	(3,523)	(1,268)
Net cash used in financing activities	(993,996)	(1,146,307)
Effect of exchange rate changes on cash and cash equivalents	(2,240)	(89,665)

Net (decrease) in cash and cash equivalents	(227,318)	(218,631)
Cash and cash equivalents as of beginning of the period	1,309,017	1,376,026
Cash and cash equivalents as of end of the period	$1,081,699	$1,157,395

Non-cash investing activities:
Fair value of assets acquired (less cash acquired of $40.8 in 2022)	$—	$1,050,234
Fair value of deferred tax asset recorded	—	4,823
Fair value of liabilities assumed	—	300,381
Fair value of redeemable non-controlling interest assumed	—	13,191

Non-cash financing activities:
Payables recorded under contingent payment arrangements	$—	$229,571
Equity consideration issued/to be issued in connection with acquisition	—	552,196

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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

Organization

As of September 30, 2023, EQH owned approximately 3.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of September 30, 2023, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	60.3%
AB Holding	39.0
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.7% economic interest in AB as of September 30, 2023.

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

2.     Significant Accounting Policies

Recently Adopted Accounting Pronouncements or Accounting Pronouncements Not Yet Adopted

During the nine months ended September 30, 2023, there have been no recently adopted accounting pronouncements or pronouncements not yet adopted that have or are expected to have a material impact on our consolidated results of operations.

Index

3. Revenue Recognition

Revenues for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$720,969	$700,809	$2,116,668	$2,145,307
Performance-based fees	27,982	13,755	82,868	112,515
Bernstein research services	93,875	91,557	285,760	315,806
Distribution revenues
All-in-management fees	72,240	69,717	211,877	224,337
12b-1 fees	16,388	16,594	47,321	53,547
Other distribution fees	60,421	61,649	175,727	191,547
Other revenues
Shareholder servicing fees	21,539	21,474	62,633	66,282
Other	2,861	5,383	12,354	13,210
	1,016,275	980,938	2,995,208	3,122,551
Not subject to contracts with customers:
Dividend and interest income, net of broker-dealer related interest expense	22,391	9,668	69,793	31,960
Investment (losses)	(6,694)	(3,861)	(760)	(91,105)
Other revenues	84	239	362	709
	15,781	6,046	69,395	(58,436)
Total net revenues	$1,032,056	$986,984	$3,064,603	$3,064,115

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

Index
Repurchases and retention of AB Holding Units for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	1.8	—	2.3	2.6
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$56.9	$1.0	$75.7	$107.7
Open Market Purchases of AB Holding Units Purchased (1)	1.8	—	1.8	2.3
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$56.9	$—	$56.9	$92.7
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2023 expired at the close of business on October 25, 2023. We may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first nine months of 2023 and 2022, we awarded to employees and Eligible Directors 0.4 million and 0.8 million restricted AB Holding Unit awards, respectively. We use AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

During the first nine months of 2023 and 2022, AB Holding issued zero and 5,774 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of zero and $0.1 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$167,404	$175,180	$537,292	$644,676

Weighted average limited partnership units outstanding – basic	285,360	272,646	285,584	271,675
Dilutive effect of compensatory options to buy AB Holding Units	—	—	—	2
Weighted average limited partnership units outstanding – diluted	285,360	272,646	285,584	271,677
Basic net income per AB Unit	$0.58	$0.64	$1.86	$2.35
Diluted net income per AB Unit	$0.58	$0.64	$1.86	$2.35

There were no anti-dilutive options excluded from diluted net income in the three and nine months ended September 30, 2023 or 2022.

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

On October 26, 2023, the General Partner declared a distribution of $0.73 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2023. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on November 22, 2023 to holders of record on November 6, 2023.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2023 and December 31, 2022, $0.9 billion and $1.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

Index
8.     Investments

Investments consist of:

	September 30, 2023	December 31, 2022
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$17,176	$21,055
Seed capital	126,384	138,012
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	20,102	26,815
Seed capital	57,331	15,711
Time deposits	7,262	7,750
Other	9,959	8,175
Total investments	$238,214	$217,518

Total investments related to long-term incentive compensation obligations of $37.3 million and $47.9 million as of September 30, 2023 and December 31, 2022, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of September 30, 2023 and December 31, 2022, our total seed capital investments were $333.4 million and $309.6 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we have long positions in corporate equities and long exchange-traded options traded through our options desk.

Index
The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net (losses) gains recognized during the period	$(4,991)	$2,603	$3,456	$(31,275)
Less: net gains recognized during the period on equity securities sold during the period	754	8,197	6,603	17,953
Unrealized (losses) recognized during the period on equity securities held	$(5,745)	$(5,594)	$(3,147)	$(49,228)

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

The notional value and fair value as of September 30, 2023 and December 31, 2022 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
September 30, 2023:
Exchange-traded futures	$155,467	$2,946	$9
Currency forwards	27,740	5,314	4,494
Interest rate swaps	19,350	671	483
Credit default swaps	170,418	13,130	5,234
Total return swaps	70,403	2,367	3
Option swaps	50,000	—	499
Total derivatives	$493,378	$24,428	$10,722

December 31, 2022:
Exchange-traded futures	$154,687	$1,768	$162
Currency forwards	34,597	4,446	5,047
Interest rate swaps	16,847	386	262
Credit default swaps	225,671	17,507	7,302
Total return swaps	28,742	605	933
Option swaps	50,000	—	6
Total derivatives	$510,544	$24,712	$13,712

As of September 30, 2023 and December 31, 2022, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index
The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and nine months ended September 30, 2023 and 2022 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Exchange-traded futures	$4,622	$9,388	$2,022	$23,342
Currency forwards	594	1,318	557	3,600
Interest rate swaps	93	45	144	(7)
Credit default swaps	(272)	(1,079)	(4,513)	5,358
Total return swaps	2,858	2,970	(843)	18,401
Option swaps	1,041	1,897	214	5,676
Net gains (losses) on derivative instruments	$8,936	$14,539	$(2,419)	$56,370

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2023 and December 31, 2022, we held $13.5 million and $8.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty’s credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our assets under management (“AUM”), falls below a specified threshold, either a default or a termination event permitting us or the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of September 30, 2023 and December 31, 2022, we delivered $1.6 million and $4.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

As of September 30, 2023 and December 31, 2022, long and short exchange-traded equity options were classified as held for sale on our condensed consolidated statement of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three and nine months ended September 30, 2023, we recognized gains of $0.4 million and losses of $3.3 million, respectively, on equity options activity. For the three and nine months ended September 30, 2022, we recognized losses of $3.6 million and $13.4 million, respectively, on equity options activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statement of income.
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Index
Offsetting of assets as of September 30, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2023:
Securities borrowed	$47,728	$—	$47,728	$(47,728)	$—	$—
Derivatives	$24,428	$—	$24,428	$—	$(13,487)	$10,941
December 31, 2022:
Securities borrowed	$62,063	$—	$62,063	$(62,058)	$—	$5
Derivatives	$24,712	$—	$24,712	$—	$(8,361)	$16,351
Offsetting of liabilities as of September 30, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2023:
Securities loaned	$118,713	$—	$118,713	$(115,811)	$—	$2,902
Derivatives	$10,722	$—	$10,722	$—	$(1,636)	$9,086
December 31, 2022:
Securities loaned	$272,580	$—	$272,580	$(267,053)	$—	$5,527
Derivatives	$13,712	$—	$13,712	$—	$(4,158)	$9,554

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
September 30, 2023:
Money markets	$171,192	$—	$—	$—	$—	$171,192
Securities segregated (U.S. Treasury Bills)	—	927,934	—	—	—	927,934
Derivatives	2,945	21,483	—	—	—	24,428
Investments:
Equity securities	116,893	25,077	122	1,468	—	143,560
Limited partnership hedge funds(2)	—	—	—	—	77,433	77,433
Time deposits(3)	—	—	—	—	7,262	7,262
Other investments	6,987	—	—	—	2,972	9,959
Total investments	123,880	25,077	122	1,468	87,667	238,214
Total assets measured at fair value	$298,017	$974,494	$122	$1,468	$87,667	$1,361,768

Derivatives	$10	$10,712	$—	$—	$—	$10,722
Contingent payment arrangements	—	—	251,522	—	—	251,522
Total liabilities measured at fair value	$10	$10,712	$251,522	$—	$—	$262,244

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2022:
Money markets	$95,521	$—	$—	$—	$—	$95,521
Securities segregated (U.S. Treasury Bills)	—	1,521,705	—	—	—	1,521,705
Derivatives	1,768	22,944	—	—	—	24,712
Investments:
Equity securities	129,655	27,799	129	1,484	—	159,067
Limited partnership hedge funds(2)	—	—	—	—	42,526	42,526
Time deposits(3)	—	—	—	—	7,750	7,750
Other investments	6,689	—	—	—	1,486	8,175
Total investments	136,344	27,799	129	1,484	51,762	217,518
Total assets measured at fair value	$233,633	$1,572,448	$129	$1,484	$51,762	$1,859,456

Derivatives	$162	$13,550	$—	$—	$—	$13,712
Contingent payment arrangements	—	—	247,309	—	—	247,309
Total liabilities measured at fair value	$162	$13,550	$247,309	$—	$—	$261,021

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($7.0 million and $6.7 million as of September 30, 2023 and December 31, 2022, respectively). Other investments not measured at fair value include (i) investment in a start-up company that does not have a readily available fair value (this investment was $0.3 million as of both September 30, 2023 and December 31, 2022) and (ii) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($2.7 million and $1.2 million as of September 30, 2023 and December 31, 2022, respectively).
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

Index
During the nine months ended September 30, 2023 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance as of beginning of period	$121	$119	$129	$126
Unrealized gains (losses), net	1	1	(7)	(6)
Balance as of end of period	$122	$120	$122	$120

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance as of beginning of period	$249,854	$42,436	$247,309	$38,260
Addition	—	227,071	—	229,571
Accretion	2,249	3,638	7,136	5,314
Change in estimate (1)	13,115	—	13,115	—
Payments	—	—	(792)	—
Held for sale reclassification (1)	(13,696)	—	(15,246)	—
Balance as of end of period	$251,522	$273,145	$251,522	$273,145
(1) For the three months ended September 30, 2023 we recorded a $13.1 million change in estimate associated with the acquisition of Autonomous LLC which is included in held for sale liabilities on the condensed consolidated statement of financial condition.

As of September 30, 2023, the expected revenue growth rates ranged from 2.0% to 83.9%, with a weighted average of 10.3%, calculated using cumulative revenues and range of revenue growth rates. The discount rates range from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates. In the third quarter of 2022 we acquired CarVal and recorded a contingent consideration liability of $227.1 million. As of September 30, 2022, including the CarVal acquisition, the expected revenue growth rates ranged from 2.0% to 83.9%, with a weighted average of 11.5%, calculated using cumulative revenues and a range of revenue growth rates (excluding revenue growth from additional AUM contributed in the year of acquisition). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 4.5%, calculated using total contingent liabilities and range of discount rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2023 or during the year ended December 31, 2022.

12.     Commitments and Contingencies

Legal Proceedings

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, we record an

Index
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
Leases included in the condensed consolidated statement of financial condition as of September 30, 2023 and December 31, 2022 were as follows:

	Classification	September 30, 2023	December 31, 2022
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$331,269	$360,092
Operating lease liabilities	Lease liabilities	379,212	415,539

Finance Leases
Property and equipment, gross	Right-of-use assets	20,732	18,116
Amortization of right-of-use assets	Right-of-use assets	(8,946)	(6,310)
Property and equipment, net		11,786	11,806
Finance lease liabilities	Lease liabilities	11,846	11,940

Index
The components of lease expense included in the condensed consolidated statement of income as of September 30, 2023 and September 30, 2022 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2023	2022	2023	2022
		(in thousands)
Operating lease cost	General and administrative	$23,611	$24,491	$70,895	$73,076
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,248	1,021	3,527	2,845
Interest on lease liabilities	Interest expense	96	50	249	143
Total finance lease cost		1,344	1,071	3,776	2,988
Variable lease cost (1)	General and administrative	9,445	9,970	25,744	30,125
Sublease income	General and administrative	(8,300)	(8,296)	(25,301)	(26,167)
Net lease cost		$26,100	$27,236	$75,114	$80,022
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2023 (excluding the nine months ended September 30, 2023)	$24,167	$1,117	$25,284
2024	110,237	4,265	114,502
2025	41,901	3,836	45,737
2026	40,076	2,405	42,481
2027	37,444	741	38,185
Thereafter	163,211	67	163,278
Total lease payments	417,036	12,431	429,467
Less interest	(37,824)	(585)
Present value of lease liabilities	$379,212	$11,846
We have signed a lease that commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.30
Finance leases	3.07
Weighted average discount rate:
Operating leases	2.8%
Finance leases	3.0%

Index
Supplemental non-cash activity related to leases was as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	32,867	32,862
Finance leases	3,516	6,414
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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	September 30, 2023			December 31, 2022
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$13,247	$—	$13,247	$19,751	$—	$19,751
Investments	297,386	22,419	319,805	516,536	—	516,536
Other assets	13,516	918	14,434	44,424	—	44,424
Total assets	$324,149	$23,337	$347,486	$580,711	$—	$580,711

Liabilities	$13,363	$938	$14,301	$55,529	$—	$55,529
Redeemable non-controlling interest	176,307	6,627	182,934	368,656	—	368,656
Partners' capital attributable to AB Unitholders	134,479	15,772	150,251	156,526	—	156,526
Total liabilities, redeemable non-controlling interest and partners' capital	$324,149	$23,337	$347,486	$580,711	$—	$580,711
During the nine-month period ended September 30, 2023, we deconsolidated three funds in which we had a seed investment of approximately $40.6 million as of December 31, 2022, due to no longer having a controlling financial interest.

Changes in the redeemable non-controlling interest balance during the nine-month period ended September 30, 2023 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2022	$368,656
Deconsolidated funds	(196,277)
Changes in third-party seed investments in consolidated funds	10,555
Redeemable non-controlling interest as of September 30, 2023	$182,934

Index
Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2023:
Investments - VIEs	$50,467	$246,919	$—	$297,386
Investments - VOEs	22,419	—	—	22,419
Derivatives - VIEs	343	1,568	—	1,911
Total assets measured at fair value	$73,229	$248,487	$—	$321,716

Derivatives - VIEs	1,192	2,549	—	3,741
Total liabilities measured at fair value	$1,192	$2,549	$—	$3,741

December 31, 2022:
Investments - VIEs	$129,706	$386,830	$—	$516,536
Derivatives - VIEs	1,529	6,023	—	7,552
Total assets measured at fair value	$131,235	$392,853	$—	$524,088

Derivatives - VIEs	$14,932	$6,608	$—	$21,540
Total liabilities measured at fair value	$14,932	$6,608	$—	$21,540

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance as of beginning of period	$—	$—	$—	$3,357
Deconsolidated funds	—	—	—	(3,351)
Transfers (out)	—	—	—	(6)
Purchases	—	—	—	248
Sales	—	—	—	(248)
Balance as of end of period	$—	$—	$—	$—

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

Index
Derivative Instruments
As of September 30, 2023 and December 31, 2022, the VIEs held $1.8 million and $14.0 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and nine months ended September 30, 2023, we recognized $3.3 million and $2.9 million of losses, respectively, on these derivatives. For the three and nine months ended September 30, 2022, we recognized $4.9 million and $10.1 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of September 30, 2023 and December 31, 2022, the VIEs held $0.6 million and $2.7 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of September 30, 2023 and December 31, 2022, the VIEs delivered $3.3 million and $5.4 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of September 30, 2023, the VOEs held no futures, forwards, options or swaps within their portfolios.
As of September 30, 2023, the VOEs held no cash collateral payable to trade counterparties.
As of September 30, 2023, the VOEs delivered no cash collateral in brokerage accounts.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of September 30, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2023:
Derivatives - VIEs	$1,911	$—	$1,911	$—	$(621)	$1,290
December 31, 2022:
Derivatives - VIEs	$7,552	$—	$7,552	$—	$(2,731)	$4,821

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of September 30, 2023 and December 31, 2022 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2023:
Derivatives - VIEs	$3,741	$—	$3,741	$—	$(3,337)	$404
December 31, 2022:
Derivatives - VIEs	$21,540	$—	$21,540	$—	$(5,444)	$16,096

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index
Non-Consolidated VIEs
As of September 30, 2023, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $54.9 billion, and our maximum risk of loss is our investment of $11.0 million in these VIEs and our advisory fee receivables from these VIEs is $99.3 million. As of December 31, 2022, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $46.4 billion; our maximum risk of loss was our investment of $5.7 million in these VIEs and our advisory fees receivable from these VIEs was $54.2 million.
15.     Units Outstanding

Changes in AB Units outstanding during the nine-month period ended September 30, 2023 were as follows:

Outstanding as of December 31, 2022	285,979,913
Units issued	226,691
Units retired(1)	(2,235,007)
Outstanding as of September 30, 2023	283,971,597
(1) During the nine months ended September 30, 2023, we purchased 4,092 AB Units in private transactions and retired them.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2023, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of September 30, 2023 and December 31, 2022, we had no amounts outstanding under the Credit Facility. Furthermore, during the first nine months of 2023 and the full year 2022, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of September 30, 2023, we were in compliance with these covenants. The EQH Facility also

Index
includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of both September 30, 2023 and December 31, 2022, AB had $900.0 million outstanding under the EQH Facility, with interest rates of approximately 5.3% and 4.3%, respectively. Average daily borrowings on the EQH Facility for the first nine months of 2023 and the full year 2022 were $778.7 million and $655.2 million, respectively, with weighted average interest rates of approximately 4.8% and 1.7%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of September 30, 2023, we were in compliance with these covenants. As of September 30, 2023, we had no amounts outstanding under the EQH Uncommitted Facility. As of December 31, 2022, we had $90.0 million outstanding under the EQH Uncommitted Facility, with an interest rate of approximately 4.3%. Average daily borrowing on the EQH Uncommitted Facility for the first nine months of 2023 and the full year 2022 were $4.8 million and $0.7 million, respectively, with weighted average interest rates of approximately 4.6% and 4.3%, respectively.

Commercial Paper
As of September 30, 2023 and December 31, 2022, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2023 and full year 2022 were $277.1 million and $189.9 million, respectively, with weighted average interest rates of approximately 5.1% and 1.5%, respectively.

SCB Lines of Credit
SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit us to borrow up to an aggregate of approximately $315.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of September 30, 2023 and December 31, 2022, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first nine months of 2023 and full year 2022 were $1.5 million and $1.4 million, respectively, with weighted average interest rates of approximately 7.8% and 3.7%, respectively.

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

The assets and liabilities of AB's research services business (“the disposal group”) continue to be classified as held for sale on the condensed consolidated statement of financial condition and recorded at fair value, less cost to sell. As a result of classifying these assets as held for sale, we recognized a non-cash valuation adjustment of $2.1 million and $7.6 million in general and administrative expenses on the condensed consolidated statement of income for the three and nine months ended September 30, 2023, respectively, as well as $7.4 million for the three months ended December 31, 2022, to recognize the net carrying value at lower of cost or fair value, less estimated costs to sell. Approximately $4.9 million in costs to sell have been paid as of September 30, 2023.

Index

The following table summarizes the assets and liabilities of the disposal group classified as held for sale on the condensed consolidated statement of financial condition as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$145,679	$159,123
Receivables, net:
Brokers and dealers	96,768	44,717
Brokerage clients	77,765	29,243
Other fees	19,860	22,988
Investments	23,941	24,507
Furniture and equipment, net	4,947	4,128
Other assets	153,127	107,764
Right-of-use assets	5,293	1,552
Intangible assets	4,271	4,903
Goodwill	159,826	159,826
Valuation adjustment (allowance) on disposal group	(10,150)	(7,400)
Total assets held for sale	$681,327	$551,351

Payables:
Brokers and dealers	$70,927	$32,983
Brokerage clients	29,281	10,232
Other liabilities	75,177	50,884
Accrued compensation and benefits	40,948	13,853
Total liabilities held for sale	$216,333	$107,952
As of September 30, 2023 and December 31, 2022, cash and cash equivalents classified as held for sale included in the condensed consolidated statement of cash flows was $145.7 million and $159.1 million, respectively.
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

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of September 30, 2023 were $669.0 billion, down $22.5 billion, or 3.3%, compared to June 30, 2023, and up $56.3 billion, or 9.2%, compared to September 30, 2022. During the third quarter of 2023, AUM decreased due to market depreciation of $20.6 billion and net outflows of $1.9 billion (Institutional net outflows of $3.5 billion offset by Retail net inflows of $1.6 billion, while Private Wealth flows were flat).

Institutional AUM decreased $12.3 billion, or 4.0%, to $296.9 billion during the third quarter of 2023, due to market depreciation of $8.8 billion and net outflows of $3.5 billion. Gross sales increased sequentially from $1.5 billion during the second quarter of 2023 to $4.3 billion during the third quarter of 2023. Redemptions and terminations decreased sequentially from $4.0 billion to $2.7 billion.

Retail AUM decreased $7.4 billion, or 2.8%, to $259.2 billion during the third quarter of 2023, due to market depreciation of $9.0 billion, offset by net inflows of $1.6 billion. Gross sales increased sequentially from $16.5 billion during the second quarter of 2023 to $16.9 billion during the third quarter of 2023. Redemptions and terminations decreased sequentially from $14.6 billion to $13.6 billion.

Private Wealth AUM decreased $2.8 billion, or 2.4%, to $112.9 billion during the third quarter of 2023, due to market depreciation of $2.8 billion. Gross sales decreased sequentially from $4.4 billion during the second quarter of 2023 to $4.0 billion during the third quarter of 2023. Redemptions and terminations decreased sequentially from $4.5 billion to $4.0 billion.

Bernstein Research Services revenue for the third quarter of 2023 was $93.9 million, up $2.3 million, or 2.5%, compared to the third quarter of 2022. The increase was driven by a modest growth in research payments.

Net revenues for the third quarter of 2023 increased $45.1 million, or 4.6%, to $1.0 billion from $987.0 million in the third quarter of 2022. The increase was primarily due to higher investment advisory base fees of $20.2 million, higher performance-based fees of $14.2 million and higher net dividend and interest income of $12.7 million. Operating expenses for the third quarter of 2023 increased $40.1 million, or 4.9%, to $856.8 million from $816.7 million in the third quarter of 2022. The increase was primarily due to higher employee compensation and benefits expense of $23.8 million, higher contingent payment arrangements expense of $13.0 million, higher promotion and servicing expenses of $5.6 million and higher interest on borrowings of $7.9 million, partially offset by lower general and administrative expenses of $9.6 million. Our operating income increased $4.9 million, or 2.9%, to $175.3 million from $170.3 million in the third quarter of 2022 and our operating margin decreased to 17.2% in the third quarter of 2023 from 18.3% in the third quarter of 2022.

Market Commentary

Equity and fixed income markets posted declines in the third quarter as interest rates continued to rise, with the U.S. Federal Reserve raising rates yet again signaling less easing in 2024. Thirty year mortgage rates hit their highest level since 2000 and the 10-year Treasury yield rose to its highest level since 2007. The U.S. economy has weathered higher interest rates well, emboldening the Federal Reserve to tighten monetary policies aggressively. While inflation is trending lower, core inflation remains over 4%, well above the Federal Reserve’s 2% target. Meanwhile, U.S. Congress agreed on a short term government funding measure as September came to a close, postponing a government shutdown.

In the U.K., inflation remains high and interest rates are likely to rise further in the fourth quarter. The European Central Bank raised rates in September and regional recession fears are acute, particularly as German manufacturing suffers from sluggish Chinese demand. China’s growth continues to disappoint, primarily reflecting a longer term secular slowdown amid waning consumer and business confidence, housing sector imbalances and little sign of government stimulus.

Index
Relationship with EQH and its Subsidiaries

EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. In mid-2021, Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), agreed to provide an initial $10 billion in permanent capital1 to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of this initial capital commitment is approximately 80% completed and is expected to continue over the next year. In addition, during the second quarter of 2023, EQH committed to provide an additional $10 billion in permanent capital, which will begin following the completion of the initial $10 billion commitment. We expect this anticipated capital from Equitable Financial will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, included in the initial $10 billion commitment by EQH is $750 million in capital to be deployed through AB CarVal.

Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2023	2022	$ Change	% Change
	(in billions)

Institutions	$296.9	$279.4	$17.5	6.3%
Retail	259.2	232.3	26.9	11.6
Private Wealth	112.9	101.0	11.9	11.7
Total	$669.0	$612.7	$56.3	9.2%

Assets under management by investment service are as follows:

	As of September 30,
	2023	2022	$ Change	% Change
	(in billions)
Equity
Actively Managed	$226.8	$202.9	$23.9	11.8%
Passively Managed(1)	56.0	52.1	3.9	7.5
Total Equity	282.8	255.0	27.8	10.9

Fixed Income
Actively Managed
Taxable	195.0	187.2	7.8	4.2
Tax–exempt	55.6	51.9	3.7	7.0
	250.6	239.1	11.5	4.8
Passively Managed(1)	9.4	9.5	(0.1)	(0.9)
Total Fixed Income	260.0	248.6	11.4	4.6

Alternatives/Multi-Asset Solutions(2)
Actively Managed	118.6	103.8	14.8	14.2
Passively Managed(1)	7.6	5.3	2.3	41.8
Total Alternatives/Multi-Asset Solutions	126.2	109.1	17.1	15.6
Total	$669.0	$612.7	$56.3	9.2%

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

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2023 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of June 30, 2023	$309.2	$266.6	$115.7	$691.5
Long-term flows:
Sales/new accounts	4.3	16.9	4.0	25.2
Redemptions/terminations	(2.7)	(13.6)	(4.0)	(20.3)
Cash flow/unreinvested dividends	(5.1)	(1.7)	—	(6.8)
Net long-term (outflows) inflows	(3.5)	1.6	—	(1.9)
Market depreciation	(8.8)	(9.0)	(2.8)	(20.6)
Net change	(12.3)	(7.4)	(2.8)	(22.5)
Balance as of September 30, 2023	$296.9	$259.2	$112.9	$669.0

Balance as of December 31, 2022	$297.3	$242.9	$106.2	$646.4
Long-term flows:
Sales/new accounts	8.8	50.2	14.2	73.2
Redemptions/terminations	(10.1)	(41.5)	(12.5)	(64.1)
Cash flow/unreinvested dividends	(8.1)	(6.2)	—	(14.3)
Net long-term (outflows) inflows	(9.4)	2.5	1.7	(5.2)
Transfers	0.1	(0.1)	—	—
Market appreciation	8.9	13.9	5.0	27.8
Net change	(0.4)	16.3	6.7	22.6
Balance as of September 30, 2023	$296.9	$259.2	$112.9	$669.0

Balance as of September 30, 2022	$279.4	$232.3	$101.0	$612.7
Long-term flows:
Sales/new accounts	21.4	64.4	18.4	104.2
Redemptions/terminations	(13.6)	(56.9)	(16.8)	(87.3)
Cash flow/unreinvested dividends	(15.5)	(8.5)	—	(24.0)
Net long-term (outflows) inflows	(7.7)	(1.0)	1.6	(7.1)
Transfers	0.1	(0.1)	—	—
Market appreciation	25.1	28.0	10.3	63.4
Net change	17.5	26.9	11.9	56.3
Balance as of September 30, 2023	$296.9	$259.2	$112.9	$669.0

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of June 30, 2023	$235.9	$60.5	$202.3	$56.1	$9.4	$127.3	$691.5
Long-term flows:
Sales/new accounts	10.3	0.4	7.6	3.8	0.4	2.7	25.2
Redemptions/terminations	(9.3)	—	(7.4)	(2.6)	(0.1)	(0.9)	(20.3)
Cash flow/unreinvested dividends	(1.2)	(2.8)	(2.6)	0.1	0.1	(0.4)	(6.8)
Net long-term (outflows) inflows	(0.2)	(2.4)	(2.4)	1.3	0.4	1.4	(1.9)
Market (depreciation)	(8.9)	(2.1)	(4.9)	(1.8)	(0.4)	(2.5)	(20.6)
Net change	(9.1)	(4.5)	(7.3)	(0.5)	—	(1.1)	(22.5)
Balance as of September 30, 2023	$226.8	$56.0	$195.0	$55.6	$9.4	$126.2	$669.0

Balance as of December 31, 2022	$217.9	$53.8	$190.3	$52.5	$9.4	$122.5	$646.4
Long-term flows:
Sales/new accounts	28.0	1.1	26.2	11.0	0.5	6.4	73.2
Redemptions/terminations	(32.8)	(0.2)	(18.9)	(7.5)	(0.3)	(4.4)	(64.1)
Cash flow/unreinvested dividends	(5.7)	(4.4)	(1.3)	0.3	0.1	(3.3)	(14.3)
Net long-term (outflows) inflows	(10.5)	(3.5)	6.0	3.8	0.3	(1.3)	(5.2)
Market appreciation (depreciation)	19.4	5.7	(1.3)	(0.7)	(0.3)	5.0	27.8
Net change	8.9	2.2	4.7	3.1	—	3.7	22.6
Balance as of September 30, 2023	$226.8	$56.0	$195.0	$55.6	$9.4	$126.2	$669.0

Balance as of September 30, 2022	$202.9	$52.1	$187.2	$51.9	$9.5	$109.1	$612.7
Long-term flows:
Sales/new accounts	37.3	1.2	34.5	14.7	0.5	16.0	104.2
Redemptions/terminations	(42.3)	(1.7)	(25.2)	(12.1)	(0.3)	(5.7)	(87.3)
Cash flow/unreinvested dividends	(8.1)	(5.3)	(7.3)	0.1	(0.2)	(3.2)	(24.0)
Net long-term (outflows) inflows	(13.1)	(5.8)	2.0	2.7	—	7.1	(7.1)
Market appreciation (depreciation)	37.0	9.7	5.8	1.0	(0.1)	10.0	63.4
Net change	23.9	3.9	7.8	3.7	(0.1)	17.1	56.3
Balance as of September 30, 2023	$226.8	$56.0	$195.0	$55.6	$9.4	$126.2	$669.0

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, nine-month and twelve-month periods ended September 30, 2023 are as follows:

	Periods Ended September 30, 2023
	Three-months	Nine-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(0.2)	$(10.5)	$(13.1)
Fixed Income	(1.1)	9.8	4.7
Alternatives/Multi-Asset Solutions	1.2	(1.7)	5.9
	(0.1)	(2.4)	(2.5)
Passively Managed
Equity	(2.4)	(3.5)	(5.8)
Fixed Income	0.4	0.3	—
Alternatives/Multi-Asset Solutions	0.2	0.4	1.2
	(1.8)	(2.8)	(4.6)
Total net long-term (outflows)	$(1.9)	$(5.2)	$(7.1)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$307.0	$297.0	$10.0	3.4%	$305.1	$312.8	$(7.7)	(2.5)%
Retail	266.8	250.9	15.9	6.3	259.2	274.9	(15.7)	(5.7)
Private Wealth	115.8	106.0	9.8	9.2	112.9	111.6	1.3	1.2
Total	$689.6	$653.9	$35.7	5.5%	$677.2	$699.3	$(22.1)	(3.2)%
Investment Service:
Equity Actively Managed	$235.8	$222.8	$13.0	5.9%	$230.7	$245.7	$(15.0)	(6.1)%
Equity Passively Managed(1)	59.3	56.7	2.6	4.7	57.5	61.8	(4.3)	(7.0)
Fixed Income Actively Managed – Taxable	200.3	198.9	1.4	0.7	197.9	216.4	(18.5)	(8.5)
Fixed Income Actively Managed – Tax-exempt	56.3	53.7	2.6	4.8	55.2	54.7	0.5	0.9
Fixed Income Passively Managed(1)	9.4	11.3	(1.9)	(17.0)	9.5	12.1	(2.6)	(21.9)
Alternatives/Multi-Asset Solutions(2)	128.5	110.5	18.0	16.3	126.4	108.6	17.8	16.4
Total	$689.6	$653.9	$35.7	5.5%	$677.2	$699.3	$(22.1)	(3.2)%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Index
Our Institutional channel third quarter average AUM of $307.0 billion increased $10.0 billion, or 3.4%, compared to the third quarter of 2022, primarily due to ending AUM increasing $17.5 billion, or 6.3%, to $296.9 billion from September 30, 2022. The $17.5 billion increase in AUM resulted primarily from market appreciation of $25.1 billion, partially offset by net outflows of $7.7 billion.
Our Retail channel third quarter average AUM of $266.8 billion increased $15.9 billion, or 6.3%, compared to the third quarter of 2022, primarily due to ending AUM increasing $26.9 billion, or 11.6%, to $259.2 billion from September 30, 2022. The $26.9 billion increase resulted primarily from market appreciation of $28.0 billion, partially offset by net outflows of $1.0 billion.
Our Private Wealth channel third quarter average AUM of $115.8 billion increased $9.8 billion, or 9.2%, compared to the third quarter of 2022, primarily due to ending AUM increasing $11.9 billion, or 11.7%, to $112.9 billion from September 30, 2022. The $11.9 billion increase resulted from market appreciation of $10.3 billion and net inflows of $1.6 billion.
Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2023 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Global High Income - Hedged (fixed income)
Absolute return	12.9%	2.5%	2.6%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	0.7	1.6	0.4
Global Plus - Hedged (fixed income)
Absolute return	2.4	(3.2)	0.7
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.3	0.5	0.2
Intermediate Municipal Bonds (fixed income)
Absolute return	3.4	(0.4)	1.7
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.8	0.7	0.8
U.S. Strategic Core Plus (fixed income)
Absolute return	1.1	(4.7)	0.4
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.5	0.5	0.3
Emerging Market Debt (fixed income)
Absolute return	10.2	(4.4)	(0.1)
Relative return (vs. JPM EMBI Global/JPM EMBI)	1.6	(0.2)	—
Sustainable Global Thematic (equity)
Absolute return	16.2	2.9	9.1
Relative return (vs. MSCI ACWI Index)	(4.7)	(4.0)	2.7
International Strategic Core Equity (equity)
Absolute return	18.5	3.2	2.3
Relative return (vs. MSCI EAFE Index)	(7.1)	(2.6)	(0.9)
U.S. Small & Mid Cap Value (equity)
Absolute return	12.1	15.5	4.3
Relative return (vs. Russell 2500 Value Index)	0.8	2.2	0.3
U.S. Strategic Value (equity)
Absolute return	21.1	15.7	6.8
Relative return (vs. Russell 1000 Value Index)	6.7	4.6	0.5

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Small Cap Growth (equity)
Absolute return	11.2	(2.4)	4.0
Relative return (vs. Russell 2000 Growth Index)	1.6	(3.5)	2.5
U.S. Large Cap Growth (equity)
Absolute return	25.3	7.0	12.2
Relative return (vs. Russell 1000 Growth Index)	(2.4)	(0.9)	(0.2)
U.S. Small & Mid Cap Growth (equity)
Absolute return	10.6	(2.0)	3.9
Relative return (vs. Russell 2500 Growth Index)	—	(3.0)	(0.1)
Concentrated U.S. Growth (equity)
Absolute return	16.1	6.6	10.0
Relative return (vs. S&P 500 Index)	(5.5)	(3.6)	0.1
Select U.S. Equity (equity)
Absolute return	17.7	11.3	10.2
Relative return (vs. S&P 500 Index)	(3.9)	1.1	0.3
Strategic Equities (equity)
Absolute return	19.9	10.1	9.4
Relative return (vs. Russell 3000 Index)	(0.6)	0.8	0.2
Global Core Equity (equity)
Absolute return	22.7	6.2	6.3
Relative return (vs. MSCI ACWI Index)	1.9	(0.7)	(0.2)
U.S. Strategic Core Equity (equity)
Absolute return	21.4	10.4	9.8
Relative return (vs. S&P 500 Index)	(0.2)	0.2	(0.1)
Select U.S. Equity Long/Short (alternatives)
Absolute return	7.6	7.1	7.0
Relative return (vs. S&P 500 Index)	(14.0)	(3.0)	(2.9)
Global Strategic Core Equity (equity)
Absolute return	20.4	8.6	7.3
Relative return (vs. S&P 500 Index)	(1.5)	0.6	0.1

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,032,056	$986,984	$45,072	4.6%	$3,064,603	$3,064,115	$488	—%
Expenses	856,806	816,679	40,127	4.9	2,485,432	2,452,760	32,672	1.3
Operating income	175,250	170,305	4,945	2.9	579,171	611,355	(32,184)	(5.3)
Income taxes	10,010	5,239	4,771	91.1	31,253	28,609	2,644	9.2
Net income	165,240	165,066	174	0.1	547,918	582,746	(34,828)	(6.0)
Net (loss) income of consolidated entities attributable to non-controlling interests	(2,164)	(10,114)	7,950	(78.6)	10,626	(61,930)	72,556	n/m
Net income attributable to AB Unitholders	$167,404	$175,180	$(7,776)	(4.4)	$537,292	$644,676	$(107,384)	(16.7)

Diluted net income per AB Unit	$0.58	$0.64	$(0.06)	(9.4)	$1.86	$2.35	$(0.49)	(20.9)

Distributions per AB Unit	$0.73	$0.72	$0.01	1.4	$2.15	$2.49	$(0.34)	(13.7)

Operating margin (1)	17.2%	18.3%			18.6%	22.0%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended September 30, 2023 decreased $7.8 million, or 4.4%, from the three months ended September 30, 2022. The decrease primarily is due to (in millions):

Higher employee compensation and benefits expense	$(23.8)
Higher contingent payment arrangements	(13.0)
Lower net loss of consolidated entities attributable to non-controlling interest	(8.0)
Higher interest on borrowings	(7.9)
Higher promotion and servicing expense	(5.6)
Higher income taxes	(4.8)
Higher investment losses	(2.8)
Lower other revenues	(2.6)
Higher base advisory fees	20.2
Higher performance-based fees	14.2
Higher net dividend and interest income	12.7
Lower general and administrative expenses	9.6
Higher Bernstein Research Services revenue	2.3
Other	1.7
$(7.8)

Index

Net income attributable to AB Unitholders for the nine months ended September 30, 2023 decreased $107.4 million, or 16.7%, from the nine months ended September 30, 2022. The decrease primarily is due to (in millions):

Higher net gain of consolidated entities attributable to non-controlling interest	$(72.6)
Higher employee compensation and benefits expense	(48.3)
Lower distribution revenues	(34.5)
Higher interest on borrowings	(32.2)
Lower Bernstein Research Services revenue	(30.0)
Lower performance-based fees	(29.6)
Lower base advisory fees	(28.6)
Higher amortization of intangible assets	(20.5)
Higher contingent payment arrangements	(16.2)
Lower investment losses	90.3
Lower general and administrative expenses	45.5
Lower promotion and servicing expenses	39.1
Higher net dividend and interest income	37.8
Other	(7.6)
$(107.4)

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2023 expired at the close of business on October 25, 2023. We may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index
margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both accounting principles generally accepted in the United States of America ("US GAAP") and non-GAAP measures in evaluating our financial performance. The non-GAAP measures alone may pose limitations because they do not include all of our revenues and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,032,056	$986,984	$3,064,603	$3,064,115
Adjustments:
Distribution-related adjustments:
Distribution revenues	(149,049)	(147,960)	(434,925)	(469,431)
Investment advisory services fees	(16,156)	(12,385)	(45,619)	(44,027)
Pass-through adjustments:
Investment advisory services fees	(14,567)	(11,367)	(35,376)	(57,386)
Other revenues	(8,661)	(10,505)	(26,098)	(28,905)
Impact of consolidated company-sponsored funds	1,931	8,837	(11,452)	59,948
Incentive compensation-related items	238	427	(10,111)	9,806
Adjusted net revenues	$845,792	$814,031	$2,501,022	$2,534,120

Operating income, US GAAP basis	$175,250	$170,305	$579,171	$611,355
Adjustments:
Real estate	(206)	(206)	(618)	(618)
Incentive compensation-related items	1,354	622	4,064	3,030
EQH award compensation	142	133	548	472
Acquisition-related expenses	44,941	23,412	83,191	39,029
Total of non-GAAP adjustments before interest on borrowings	46,231	23,961	87,185	41,913
Interest on borrowings [1]	13,209	5,309	41,594	9,401
Sub-total of non-GAAP adjustments	59,440	29,270	128,779	51,314
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(2,164)	(10,114)	10,626	(61,930)
Adjusted operating income [1]	236,854	209,689	697,324	724,599
Less: Interest on borrowings	13,209	5,309	41,594	9,401
Adjusted pre-tax income	223,645	204,380	655,730	715,198
Less: Adjusted income taxes	12,770	6,296	35,409	33,474
Adjusted net income	$210,875	$198,084	$620,321	$681,724

Diluted net income per AB Unit, GAAP basis	$0.58	$0.64	$1.86	$2.35
Impact of non-GAAP adjustments	0.15	0.08	0.29	0.13
Adjusted diluted net income per AB Unit	$0.73	$0.72	$2.15	$2.48

Operating margin, GAAP basis	17.2%	18.3%	18.6%	22.0%
Impact of non-GAAP adjustments	10.8	7.5	9.3	6.6
Adjusted operating margin	28.0%	25.8%	27.9%	28.6%

Adjusted operating income for the three months ended September 30, 2023 increased $27.2 million, or 13.0%, from the three months ended September 30, 2022, primarily due to higher performance-based fees of $17.5 million, higher net dividend and
1 During the second quarter of 2023, we revised adjusted operating income to exclude interest on borrowings in order to align with our industry peer group. We have recast prior periods presentation to align with the current period presentation.

Index
interest income of $12.5 million and higher investment advisory base fees of $10.1 million, partially offset by investment losses in the current year compared to investment gains in the prior year of $10.0 million and higher promotion and servicing expenses of $2.5 million.

Adjusted operating income for the nine months ended September 30, 2023 decreased $27.3 million, or 3.8%, from the nine months ended September 30, 2022, primarily due to lower investment advisory base fees of $47.3 million, lower Bernstein Research Services revenue of $30.0 million and higher general and administrative expenses of $3.4 million, partially offset by higher net dividend and interest income of $42.7 million, lower employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $5.6 million, lower promotion and servicing expenses of $3.4 million and higher performance-based fees of $2.6 million,

Adjusted Net Revenues

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
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses include professional fees, amortization of acquired intangible assets and certain compensation-related expenses. These expenses also include the recording of accretion expense and changes in estimates to acquisition related contingent payment arrangements. During the three months ended September 30, 2023 we recorded an expense of $26.9 million due to a change in estimate related to the contingent consideration associated with the acquisition of Autonomous LLC in 2019. The change in estimate was based upon better than expected revenues during the 2023 performance evaluation period. We recorded $13.1 million as contingent payment arrangement expense and $13.8 million as compensation and benefits expense in the condensed consolidated statement of income. The charges to compensation and benefits expense are due to certain service conditions and special awards included in the acquisition agreement.
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$154,080	$155,846	$(1,766)	(1.1)%	$461,129	$426,904	$34,225	8.0%
Performance-based fees	4,447	3,895	552	14.2	29,660	53,734	(24,074)	(44.8)
	158,527	159,741	(1,214)	(0.8)	490,789	480,638	10,151	2.1
Retail:
Base fees	326,391	319,358	7,033	2.2	953,347	1,017,999	(64,652)	(6.4)
Performance-based fees	90	30	60	200.0	97	1,080	(983)	(91.0)
	326,481	319,388	7,093	2.2	953,444	1,019,079	(65,635)	(6.4)
Private Wealth:
Base fees	240,498	225,605	14,893	6.6	702,192	700,404	1,788	0.3
Performance-based fees	23,445	9,830	13,615	138.5	53,111	57,701	(4,590)	(8.0)
	263,943	235,435	28,508	12.1	755,303	758,105	(2,802)	(0.4)
Total:
Base fees	720,969	700,809	20,160	2.9	2,116,668	2,145,307	(28,639)	(1.3)
Performance-based fees	27,982	13,755	14,227	103.4	82,868	112,515	(29,647)	(26.3)
	748,951	714,564	34,387	4.8	2,199,536	2,257,822	(58,286)	(2.6)

Bernstein Research Services	93,875	91,557	2,318	2.5	285,760	315,806	(30,046)	(9.5)
Distribution revenues	149,049	147,960	1,089	0.7	434,925	469,431	(34,506)	(7.4)
Dividend and interest income	49,889	30,437	19,452	63.9	150,761	64,424	86,337	134.0
Investment (losses)	(6,694)	(3,861)	(2,833)	73.4	(760)	(91,105)	90,345	(99.2)
Other revenues	24,484	27,096	(2,612)	(9.6)	75,349	80,201	(4,852)	(6.0)
Total revenues	1,059,554	1,007,753	51,801	5.1	3,145,571	3,096,579	48,992	1.6
Less: broker-dealer related interest expense	27,498	20,769	6,729	32.4	80,968	32,464	48,504	149.4
Net revenues	$1,032,056	$986,984	$45,072	4.6	$3,064,603	$3,064,115	$488	—

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 9.7%, 8.8% and 0.4% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.9% of our AUM).

For the three months ended September 30, 2023, our investment advisory and services fees increased by $34.4 million, or 4.8%, from the three months ended September 30, 2022, due to a $20.2 million, or 2.9%, increase in base fees and a $14.2 million increase in performance-based fees. The increase in base fees is primarily due a 5.5% increase in average AUM, partially offset by a lower portfolio fee rate. Performance-based fees increased primarily due to higher performance fees earned on our Private Credit Funds, partially offset by lower performance fees earned on our U.S. Real Estate Funds.

For the nine months ended September 30, 2023, our investment advisory and services fees decreased by $58.3 million, or 2.6%, from the nine months ended September 30, 2022, due to a $29.6 million, or 26.3%, decrease in performance-based fees and a $28.6 million, or 1.3%, decrease in base fees. The decrease in base fees is primarily due to an 3.2% decrease in average AUM, partially offset by a higher portfolio fee rate. Performance-based fees decreased primarily due to lower performance fees earned on our U.S. Real Estate Funds, partially offset by higher performance fees earned on our Private Credit Funds and Global Opportunistic Credit Fund.

Institutional base fees for the three months ended September 30, 2023 increased $1.8 million, or 1.1%, from the three months ended September 30, 2022, primarily due to a 3.4% increase in average AUM, partially offset by a lower portfolio fee rate. Retail base fees for the three months ended September 30, 2023 increased $7.0 million, or 2.2%, from the three months ended September 30, 2022, primarily due to a 6.3% increase in average AUM, partially offset by a lower portfolio fee rate. Private Wealth base fees for the three months ended September 30, 2023 increased $14.9 million, or 6.6%, from the three months ended September 30, 2022, primarily due to a 9.2% increase in average AUM, partially offset by a lower portfolio fee rate.

Institutional base fees for the nine months ended September 30, 2023 increased $34.2 million, or 8.0%, from the nine months ended September 30, 2022, primarily due to a higher portfolio fee rate, partially offset by a 2.5% decrease in average AUM. Retail base fees for the nine months ended September 30, 2023 decreased $64.7 million, or 6.4%, from the nine months ended September 30, 2022, primarily due to a 5.7% decrease in average AUM. Private Wealth base fees for the nine months ended September 30, 2023 increased $1.8 million, or 0.3%, from the nine months ended September 30, 2022, primarily due to a 1.2% increase in average AUM.

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
Revenues from Bernstein Research Services for the three months ended September 30, 2023 increased $2.3 million, or 2.5%, from the three months ended September 30, 2022. The increase was driven by a modest growth in research payments. For the nine months ended September 30, 2023, Bernstein Research Services revenue decreased by $30.0 million, or 9.5%, compared to the nine months ended September 30, 2022. The decrease was driven by a significant decline in customer trading activity, partially offset by higher research payments.

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

Distribution revenues for the three months ended September 30, 2023 increased $1.1 million, or 0.7%, from the three months ended September 30, 2022, primarily due to the corresponding average AUM of these mutual funds increasing 4.1%, partially offset by a decrease in the overall portfolio fee rate. For the nine months ended September 30, 2023, distribution revenues decreased $34.5 million, or 7.4%, compared to the nine months ended September 30, 2022, primarily due to a decrease in the overall portfolio fee rate.

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

Dividend and interest income for the three months ended September 30, 2023 increased $19.5 million, or 63.9%, from the three months ended September 30, 2022, primarily due to higher interest earned on customer margin balances and higher interest earned on U.S. Treasury Bills. Broker-dealer related interest expense for the three months ended September 30, 2023 increased $6.7 million from the three months ended September 30, 2022, due to higher interest paid on cash balances in customers' brokerage accounts.

For the nine months ended September 30, 2023, dividend and interest income increased $86.3 million, or 134.0%, compared to the nine months ended September 30, 2022, primarily due to higher interest earned on customer margin balances and higher interest earned on U.S. Treasury Bills, partially offset by lower dividend and interest income in our consolidated company-sponsored investment funds. Broker-dealer related interest expense for the nine months ended September 30, 2023 increased $48.5 million compared to the nine months ended September 30, 2022, due to higher interest paid on cash balances in customers' brokerage accounts.

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

Index
Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains (losses)	$16	$(11)	$6,577	$1,328
Unrealized (losses)	(724)	(1,121)	(4,095)	(11,945)

Investments held by consolidated company-sponsored investment funds:
Realized (losses)	(6,375)	(11,564)	(24,295)	(25,732)
Unrealized (losses) gains	(4,614)	(10,206)	22,413	(90,297)

Seed capital investments:
Realized gains (losses):
Seed capital and other	717	8,348	536	17,274
Derivatives	(452)	9,858	(10,411)	40,493
Unrealized (losses) gains:
Seed capital and other	(4,929)	(4,408)	974	(37,275)
Derivatives	9,475	4,712	8,124	15,922

Brokerage-related investments:
Realized (losses)	—	(183)	(466)	(1,265)
Unrealized gains (losses)	192	714	(117)	392
	$(6,694)	$(3,861)	$(760)	$(91,105)

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2023 decreased $2.6 million, or 9.6%, compared to the three months ended September 30, 2022, primarily due to lower brokerage income and mutual fund reimbursements. Other revenues for the nine months ended September 30, 2023 decreased $4.9 million, or 6.0%, compared to the nine months ended September 30, 2022, primarily due to lower shareholder servicing fees.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$453,619	$429,842	$23,777	5.5%	$1,315,861	$1,267,535	$48,326	3.8%
Promotion and servicing:
Distribution-related payments	155,620	152,005	3,615	2.4	454,039	486,781	(32,742)	(6.7)
Amortization of deferred sales commissions	9,585	8,341	1,244	14.9	26,506	26,678	(172)	(0.6)
Trade execution, marketing, T&E and other	52,289	51,594	695	1.3	157,057	163,225	(6,168)	(3.8)
	217,494	211,940	5,554	2.6	637,602	676,684	(39,082)	(5.8)
General and administrative	145,388	154,961	(9,573)	(6.2)	434,976	480,441	(45,465)	(9.5)
Contingent payment arrangements	15,364	2,371	12,993	n/m	20,251	4,047	16,204	n/m
Interest on borrowings	13,209	5,309	7,900	148.8	41,594	9,401	32,193	n/m
Amortization of intangible assets	11,732	12,256	(524)	(4.3)	35,148	14,652	20,496	139.9
Total	$856,806	$816,679	$40,127	4.9	$2,485,432	$2,452,760	$32,672	1.3

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 44.0% and 43.6% for the three months ended September 30, 2023 and September 30, 2022, respectively. Compensation expense as a percentage of net revenues was 42.9% and 41.4% for the nine months ended September 30, 2023 and 2022, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted annual net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.0% of adjusted net revenues for the three and nine months ended September 30, 2023, and 1.3% and 1.1% of adjusted net revenues for the three and nine months ended September 30, 2022, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 49.5% for the three and nine months ended September 30, 2023 and 51.0% and 49.0% for the three and nine months ended September 30, 2022, respectively.

Index

For the three months ended September 30, 2023, employee compensation and benefits expense increased $23.8 million, or 5.5%, compared to the three months ended September 30, 2022, primarily due to higher incentive compensation of $22.0 million and higher base compensation of $9.1 million, partially offset by lower commissions of $5.8 million. For the nine months ended September 30, 2023, employee compensation and benefits expense increased $48.3 million, or 3.8%, compared to the nine months ended September 30, 2022, primarily due to higher base compensation of $58.0 million, higher fringes of $9.2 million and higher incentive compensation of $9.0 million, partially offset by lower commissions of $25.3 million.

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

Promotion and servicing expenses increased $5.6 million, or 2.6%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to higher distribution-related payments of $3.6 million, higher travel and entertainment expenses of $2.7 million and higher amortization of deferred sales commissions of $1.2 million, partially offset by lower trade execution expenses of $2.0 million. Promotion and servicing expenses decreased $39.1 million, or 5.8%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to lower distribution-related payments of $32.7 million, lower trade execution expenses of $7.0 million and lower transfer fees of $4.5 million, partially offset by higher travel and entertainment expenses of $5.3 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.1% and 15.7% for the three months ended September 30, 2023 and 2022, respectively. General and administrative expenses decreased $9.6 million, or 6.2%, during the three months ended September 30, 2023 compared to the corresponding period in 2022, primarily due to lower professional fees of $6.3 million, lower portfolio servicing fees of $3.6 million, a favorable foreign exchange translation impact of $1.9 million and lower technology expenses of $1.3 million, partially offset by higher valuation adjustments related to the classification of Bernstein Research Services as held for sale of $2.3 million and higher office-related expenses of $1.0 million. General and administrative expenses as a percentage of net revenues were 14.2% and 15.7% for the nine months ended September 30, 2023 and 2022, respectively. General and administrative expenses decreased $45.5 million, or 9.5%, during the nine months ended September 30, 2023 compared to the corresponding period in 2022, primarily due to lower portfolio servicing fees of $43.8 million, lower professional fees of $12.7 million and a favorable foreign exchange translation impact of $5.3 million, partially offset by higher valuation adjustments related to the classification of Bernstein Research Services as held for sale of $8.2 million and higher office-related expenses of $5.5 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. During the three months ended September 30, 2023 we recorded a change in estimate related to the contingent consideration liability associated with the acquisition of Autonomous LLC in 2019 of $13.1 million. The change in estimate was based upon better than expected revenues during the 2023 performance evaluation period. This expense resulting from changes to expected payments and the accretion of this obligation to its expected payment amount is reflected within contingent payment arrangements in our condensed consolidated statements of income.

There were no changes in our estimates during the nine months ended September 30, 2022.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended September 30, 2023 interest on borrowings increased $7.9 million compared to the three months ended September 30, 2022. The increase was due to higher average borrowings and higher interest rates. For the nine months ended

Index
September 30, 2023 interest on borrowings increased $32.2 million compared to the nine months ended September 30, 2022. The increase was due to higher average borrowings and higher interest rates.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $0.5 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Amortization of intangible assets increased $20.5 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to acquired intangible assets associated with the CarVal acquisition.

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

Income tax expense for the three months ended September 30, 2023 increased $4.8 million, or 91.1%, compared to the three months ended September 30, 2022. The increase was primarily due to a one-time discrete item in the three months ended September 30, 2022. Income tax expense for the nine months ended September 30, 2023 increased $2.6 million, or 9.2%, compared to the nine months ended September 30, 2022. The increase was primarily due to higher foreign income in jurisdictions that carry a higher tax rate. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and nine months ended September 30, 2023.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended September 30, 2023, we had $2.2 million of net losses of consolidated entities attributable to non-controlling interests compared to $10.1 million of net losses for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we had $10.6 million of net gains of consolidated entities attributable to non-controlling interests compared to net losses of $61.9 million for the nine months ended September 30, 2022. Period-to-period fluctuations result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first nine months of 2023, net cash provided by operating activities was $790.3 million compared to $1.0 billion during the corresponding 2022 period. The change is primarily due to lower earnings of $173.0 million (after non-cash reconciling items), an increase in fees receivable of $168.5 million, an increase in deferred sales commissions of $41.2 million and an increase in investments of $37.0 million, partially offset by net activity of our consolidated funds of $198.1 million.

During the first nine months of 2023, net cash used in investing activities was $21.4 million, compared to net cash provided by investing activities of $4.2 million during the corresponding 2022 period. The change is primarily due to the acquisition of CarVal, net of cash acquired, of $40.3 million in the corresponding 2022 period, offset by lower purchases of furniture, equipment and leasehold improvements of $14.7 million.

During the first nine months of 2023, net cash used in financing activities was $994.0 million, compared to $1.1 billion during the corresponding 2022 period. The change is primarily due to lower distributions to the General Partner and Unitholders of

Index
$232.1 million, repayment of CarVal debt subsequent to acquisition in 2022 of $42.7 million and a decrease in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $36.5 million, partially offset by higher net redemptions of non-controlling interests of consolidated company-sponsored investment funds of $149.0 million.

As of September 30, 2023, AB had $1.1 billion of cash and cash equivalents (including cash and cash equivalents of consolidated company-sponsored investment funds and cash held-for-sale), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $546.2 million.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the third quarter of 2023 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/23 - 7/31/23	—	$—	—	—
8/1/23 - 8/31/23	—	—	—	—
9/1/23 - 9/30/23(1)	200	31.70	—	—
Total	200	$31.70	—	—

(1)During the third quarter of 2023, AB purchased 200 AB Units in private transactions and retired them.

Index

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the third quarter of 2023.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 26, 2023	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Bill Siemers
Bill Siemers
Interim Chief Financial Officer

		By:	/s/ Thomas Simeone
Thomas Simeone
Controller and Chief Accounting Officer