Form 10-K
period 2023-12-31
ALLIANCEBERNSTEIN L.P.
filed 2024-02-09
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
The number of units of limited partnership interest outstanding as of December 31, 2023 was 286,609,212.
DOCUMENTS INCORPORATED BY REFERENCE
This Form 10-K does not incorporate any document by reference.

2023 Annual Report	i

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
We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which include, as of December 31, 2023: Brazil, Chile, China, Colombia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Korea, Kuwait, Malaysia, Mexico, Peru, Philippines, Poland, Qatar, Saudi Arabia, South Africa, Taiwan, Thailand, Turkey and United Arab Emirates.
Clients
We provide diversified investment management, research and related services globally to a broad range of clients through our three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and our sell-side business, Bernstein Research Services. See “Distribution Channels” in this Item 1 for additional information.
As of December 31, 2023, 2022 and 2021, our AUM were approximately $725 billion, $646 billion and $779 billion, respectively, and our net revenues were approximately $4.2 billion, $4.1 billion and $4.4 billion, respectively. EQH (our parent company) and its subsidiaries, whose AUM consist primarily of fixed income investments, is our largest client. Our EQH affiliates represented approximately 16%, 16% and 17% of our AUM as of December 31, 2023, 2022 and 2021, and we earned approximately 5%, 4% and 4% of our net revenues from services we provided to them in each of 2023, 2022 and 2021, respectively.

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

2023 Annual Report	1

Part I
Purpose, Values and Corporate Responsibility
At AB, we pursue insight that unlocks opportunity. This is our firm's purpose. Together with our firm's mission and values, which we have described below, our purpose forms the foundation of corporate responsibility at AB.
AB's mission is to help our clients define and achieve their investment goals, explicitly stating what we do to unlock opportunity for our clients. As an active manager, our differentiated insights drive our ability to deliver alpha and design innovative investment solutions. Our clients and their needs come first, always.
Our values provide a framework for the behaviors and actions that create our strong culture and enable us to meet our clients' needs. Each value inspires us to be better:
•We invest in one another, meaning that we have a strong organizational culture in which diversity is celebrated and mentorship is critical to our success.
•We strive for distinctive knowledge, meaning that we collaboratively identify creative solutions to clients' investment challenges through our expertise in a wide range of investment disciplines.
•We speak with courage and conviction, which informs how we engage with our AB colleagues, clients and others.
•We act with integrity — always, which is the bedrock of our relationships and drives us to avoid activities that could create potential conflicts of interest or distract us from our singular focus to provide asset management and research to our clients.
As noted above, we challenge ourselves to become a better version of AB. We are committed to being a responsible firm and striving to model the behavior that we expect from the companies in which we invest. This means, in part, giving back to the communities in which we work, and reducing our environmental footprint. Additionally, by promoting diversity, equity and inclusion, we are afforded different perspectives and ways of thinking, which can lead to better outcomes for our clients (See Diversity, Equity and Inclusion below in this Item 1).
Also, striving to be a good corporate citizen gives us a richer perspective for evaluating other companies. Our investors — research analysts and portfolio managers — understand the companies and industries they cover in-depth. And, we continue to invest in technology and innovation to further enable our investment teams to formalize their evaluations and share insights from our engagements with other companies.
We provide additional information in this regard in the AB Responsibility Report, which can be found under “Responsibility - Overview” on www.alliancebernstein.com. And, we have described our firm's governance structure, including our Board and its committees, in Item 10 of this Form 10-K.

2	AllianceBernstein

Part I
Investment Philosophy
We believe that by using differentiated research insights and a disciplined process to build high active share portfolios, we can achieve strong investment results for our clients over time. We are fully invested in delivering better outcomes for our clients. Key to this philosophy is developing and integrating research on material ESG issues, as well as our approach to engagement, when in the best interest of our clients. Our global research network, intellectual curiosity and collaborative culture allow us to advance clients' investment objectives, whether our clients are seeking idiosyncratic alpha, total return, downside mitigation, or sustainability and impact-focused outcomes.
Our investment services include expertise in:
•Actively managed equity strategies across global and regional universes, as well as capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•Actively managed alternative investments, including fundamental and systematically-driven hedge funds, fund of hedge funds and direct assets (e.g., direct lending, real estate debt and private equity);
•Portfolios with Purpose, including Sustainable, Impact and Responsible+ (Climate-Conscious and ESG leaders) equity, fixed income and multi-asset strategies that address our clients' desire to invest their capital with a dedicated ESG focus, while pursuing strong investment returns;
•Multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds; and
•Passively managed equity and fixed income strategies, including index, ESG index and enhanced index strategies.
Our AUM by client domicile and investment service as of December 31, 2023, 2022 and 2021 are as follows:

AUM by Client Domicile ($ in billions)	AUM by Investment Service ($ in billions)

2023 Annual Report	3

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
EQH and its subsidiaries constitute our largest institutional client. EQH and its subsidiaries combined AUM accounted for approximately 25%, 24% and 25% of our institutional AUM as of December 31, 2023, 2022 and 2021, respectively, and approximately 22%, 19% and 18% of our institutional revenues for 2023, 2022 and 2021, respectively. No single institutional client other than EQH and its respective subsidiaries accounted for more than approximately 1% of our net revenues for the year ended December 31, 2023.

EQH and Subsidiaries as a % of our Institutional AUM	EQH and Subsidiaries as a % of our Institutional Revenues

4	AllianceBernstein

Part I
As of December 31, 2023, 2022 and 2021, Institutional Services represented approximately 44%, 46% and 43%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 16%, 16% and 13%, respectively, of our net revenues for each of those years. Our AUM and revenues are as follows:

Institutional Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in millions)
Equity:
Equity Actively Managed	$59,423	$55,731	$73,726	6.6%	(24.4%)
Equity Passively Managed(1)	23,630	21,062	28,995	12.2	(27.4)
Total Equity	83,053	76,793	102,721	8.2	(25.2)
U.S.	40,930	35,428	47,409	15.5	(25.3)
Global & Non-U.S.	42,123	41,365	55,312	1.8	(25.2)
Total Equity	83,053	76,793	102,721	8.2	(25.2)
Fixed Income:
Fixed Income Taxable	126,350	121,871	155,940	3.7	(21.8)
Fixed Income Tax-Exempt	1,317	849	1,108	55.1	(23.4)
Fixed Income Passively Managed(1)	306	192	224	59.4	(14.3)
Total Fixed Income	127,973	122,912	157,272	4.1	(21.8)
U.S.	95,808	88,800	110,312	7.9	(19.5)
Global & Non-U.S.	32,165	34,112	46,960	(5.7)	(27.4)
Total Fixed Income	127,973	122,912	157,272	4.1	(21.8)
Alternatives/Multi-Asset Solutions(2):
U.S.	13,810	12,873	7,697	7.3	67.2
Global & Non-U.S.	92,288	84,703	69,390	9.0	22.1
Total Alternatives/Multi-Asset Solutions	106,098	97,576	77,087	8.7	26.6
Total:
U.S.	150,548	137,101	165,418	9.8	(17.1)
Global & Non-U.S.	166,576	160,180	171,662	4.0	(6.7)
Total	$317,124	$297,281	$337,080	6.7	(11.8)
Affiliated - EQH	78,942	70,924	84,096	11.3	(15.7)
Non-affiliated	238,182	226,357	252,984	5.2	(10.5)
Total	$317,124	$297,281	$337,080	6.7	(11.8)
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2023 Annual Report	5

Part I

Revenues from Institutional Services (by Investment Service)

	Years Ended December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in thousands)
Equity:
Equity Actively Managed	$197,822	$220,917	$240,049	(10.5%)	(8.0%)
Equity Passively Managed(1)	4,115	4,910	6,119	(16.2)	(19.8)
Total Equity	201,937	225,827	246,168	(10.6)	(8.3)
U.S.	75,861	80,908	97,522	(6.2)	(17.0)
Global & Non-U.S.	126,076	144,919	148,646	(13.0)	(2.5)
Total Equity	201,937	225,827	246,168	(10.6)	(8.3)
Fixed Income:
Fixed Income Taxable	180,625	189,679	199,866	(4.8)	(5.1)
Fixed Income Tax-Exempt	1,300	1,182	1,356	10.0	(12.8)
Fixed Income Passively Managed(1)	580	425	105	36.5	n/m
Fixed Income Servicing(2)	20,149	15,991	14,738	26.0	8.5
Total Fixed Income	202,654	207,277	216,065	(2.2)	(4.1)
U.S.	135,560	128,392	124,004	5.6	3.5
Global & Non-U.S.	67,094	78,885	92,061	(14.9)	(14.3)
Total Fixed Income	202,654	207,277	216,065	(2.2)	(4.1)
Alternatives/Multi-Asset Solutions(3):
U.S.	94,488	114,982	64,646	(17.8)	77.9
Global & Non-U.S.	166,964	111,202	59,179	50.1	87.9
Total Alternatives/Multi-Asset Solutions	261,452	226,184	123,825	15.6	82.7
Total Investment Advisory and Services Fees:
U.S.	305,909	324,282	286,172	(5.7)	13.3
Global & Non-U.S.	360,134	335,004	299,886	7.5	11.7
Total	666,043	659,286	586,058	1.0	12.5
Distribution Revenues	250	268	474	(6.7)	(43.5)
Shareholder Servicing Fees	377	429	485	(12.1)	(11.5)
Total	$666,670	$659,983	$587,017	1.0	12.4
Affiliated - EQH	144,523	125,229	105,415	15.4	18.8
Non-affiliated	522,147	534,754	481,602	(2.4)	11.0
Total	$666,670	$659,983	$587,017	1.0	12.4
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
The mutual funds we sub-advise for EQH and its subsidiaries constitute our largest retail client. EQH and its subsidiaries accounted for approximately 14% of our retail AUM as of December 31, 2023, 2022 and 2021 and approximately 1% of our retail net revenues for the years ended December 31, 2023, 2022 and 2021.
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
As of December 31, 2023, retail U.S. Fund AUM were approximately $66 billion, or 23% of retail AUM, as compared to $54 billion, or 22%, as of December 31, 2022, and $73 billion, or 23%, as of December 31, 2021. Retail non-U.S. Fund AUM, as of December 31, 2023, totaled $107 billion, or 37% of retail AUM, as compared to $96 billion, or 39%, as of December 31, 2022, and $130 billion, or 41%, as of December 31, 2021.

2023 Annual Report	7

Part I
Our Retail Services represented approximately 39%, 38% and 41% of our AUM as of December 31, 2023, 2022 and 2021, respectively, and the fees we earned from providing these services represented approximately 46%, 49% and 50% of our net revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Our AUM and revenues are as follows:

Retail Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in millions)
Equity:
Equity Actively Managed	$137,702	$116,235	$154,200	18.5%	(24.6%)
Equity Passively Managed(1)	34,582	30,445	40,821	13.6	(25.4)
Total Equity	172,284	146,680	195,021	17.5	(24.8)
U.S.	141,721	118,547	152,106	19.5	(22.1)
Global & Non-U.S.	30,563	28,133	42,915	8.6	(34.4)
Total Equity	172,284	146,680	195,021	17.5	(24.8)
Fixed Income:
Fixed Income Taxable	64,051	53,995	75,813	18.6	(28.8)
Fixed Income Tax-Exempt	33,014	26,714	29,009	23.6	(7.9)
Fixed Income Passively Managed(1)	11,066	9,206	12,762	20.2	(27.9)
Total Fixed Income	108,131	89,915	117,584	20.3	(23.5)
U.S.	52,683	41,151	46,361	28.0	(11.2)
Global & Non-U.S.	55,448	48,764	71,223	13.7	(31.5)
Total Fixed Income	108,131	89,915	117,584	20.3	(23.5)
Alternatives/Multi-Asset Solutions(2):
U.S.	2,724	2,697	3,595	1.0	(25.0)
Global & Non-U.S.	3,636	3,594	3,718	1.2	(3.3)
Total Alternatives/Multi-Asset Solutions	6,360	6,291	7,313	1.1	(14.0)
Total:
U.S.	197,128	162,395	202,062	21.4	(19.6)
Global & Non-U.S.	89,647	80,491	117,856	11.4	(31.7)
Total	$286,775	$242,886	$319,918	18.1%	(24.1%)
Affiliated - EQH	40,516	34,110	44,417	18.8	(23.2)
Non-affiliated	246,259	208,776	275,501	18.0	(24.2)
Total	$286,775	$242,886	$319,918	18.1%	(24.1%)
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services

8	AllianceBernstein

Part I

Revenues from Retail Services (by Investment Service)

	Years Ended December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in thousands)
Equity:
Equity Actively Managed	$732,186	$746,889	$766,578	(2.0%)	(2.6%)
Equity Passively Managed(1)	11,283	12,870	14,773	(12.3)	(12.9)
Total Equity	743,469	759,759	781,351	(2.1)	(2.8)
U.S.	556,751	558,319	556,398	(0.3)	0.3
Global & Non-U.S.	186,718	201,440	224,953	(7.3)	(10.5)
Total Equity	743,469	759,759	781,351	(2.1)	(2.8)
Fixed Income:
Fixed Income Taxable	373,659	390,708	517,327	(4.4)	(24.5)
Fixed Income Tax-Exempt	88,128	89,450	84,945	(1.5)	5.3
Fixed Income Passively Managed(1)	12,247	13,682	12,994	(10.5)	5.3
Total Fixed Income	474,034	493,840	615,266	(4.0)	(19.7)
U.S.	118,288	119,053	115,248	(0.6)	3.3
Global & Non-U.S.	355,746	374,787	500,018	(5.1)	(25.0)
Total Fixed Income	474,034	493,840	615,266	(4.0)	(19.7)
Alternatives/Multi-Asset Solutions(2):
U.S.	44,273	55,356	81,872	(20.0)	(32.4)
Global & Non-U.S.	13,499	13,484	13,117	0.1	2.8
Total Alternatives/Multi-Asset Solutions	57,772	68,840	94,989	(16.1)	(27.5)
Total Investment Advisory and Services Fees:
U.S.	719,312	732,728	753,518	(1.8)	(2.8)
Global & Non-U.S.	555,963	589,711	738,086	(5.7)	(20.1)
Consolidated company-sponsored investment funds	836	770	1,243	8.6	(38.1)
Total	1,276,111	1,323,209	1,492,847	(3.6)	(11.4)
Distribution Revenues	569,485	594,431	644,125	(4.2)	(7.7)
Shareholder Servicing Fees	80,424	83,268	86,857	(3.4)	(4.1)
Total	$1,926,020	$2,000,908	$2,223,829	(3.7%)	(10.0%)
Affiliated - EQH	21,842	23,836	28,334	(8.4)	(15.9)
Non-affiliated	1,904,178	1,977,072	2,195,495	(3.7)	(9.9)
Total	$1,926,020	$2,000,908	$2,223,829	(3.7%)	(10.0%)
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2023 Annual Report	9

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
Our Private Wealth Services represented approximately 17%, 16% and 16% of our AUM as of December 31, 2023, 2022 and 2021, respectively. The fees we earned from providing these services represented approximately 25% of our net revenues for 2023, 2022 and 2021. Our AUM and revenues are as follows:

Private Wealth Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in millions)
Equity:
Equity Actively Managed	$50,351	$45,977	$59,709	9.5%	(23.0%)
Equity Passively Managed(1)	3,851	2,304	1,764	67.1%	30.6%
Total Equity	54,202	48,281	61,473	12.3	(21.5)
U.S.	33,639	28,014	35,014	20.1	(20.0)
Global & Non-U.S.	20,563	20,267	26,459	1.5	(23.4)
Total Equity	54,202	48,281	61,473	12.3	(21.5)
Fixed Income:
Fixed Income Taxable	18,201	14,391	14,567	26.5	(1.2)
Fixed Income Tax-Exempt	26,760	24,953	26,929	7.2	(7.3)
Fixed Income Passively Managed(1)	2	2	231	—	(99.1)
Total Fixed Income	44,963	39,346	41,727	14.3	(5.7)
U.S.	40,166	34,764	36,166	15.5	(3.9)
Global & Non-U.S.	4,797	4,582	5,561	4.7	(17.6)
Total Fixed Income	44,963	39,346	41,727	14.3	(5.7)
Alternatives/Multi-Asset Solutions(2):
U.S.	6,923	6,607	6,926	4.8	(4.6)
Global & Non-U.S.	15,167	12,021	11,446	26.2	5.0
Total Alternatives/Multi-Asset Solutions	22,090	18,628	18,372	18.6	1.4
Total:
U.S.	80,728	69,385	78,106	16.3	(11.2)
Global & Non-U.S.	40,527	36,870	43,466	9.9	(15.2)
Total	$121,255	$106,255	$121,572	14.1%	(12.6%)
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

10	AllianceBernstein

Part I

Revenues from Private Wealth Services (by Investment Service)

	Years Ended December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in thousands)
Equity:
Equity Actively Managed	$502,673	$521,155	$584,455	(3.5%)	(10.8%)
Equity Passively Managed(1)	14,711	8,700	4,780	69.1	82.0
Total Equity	517,384	529,855	589,235	(2.4)	(10.1)
U.S.	304,456	295,235	325,154	3.1	(9.2)
Global & Non-U.S.	212,928	234,620	264,081	(9.2)	(11.2)
Total Equity	517,384	529,855	589,235	(2.4)	(10.1)
Fixed Income:
Fixed Income Taxable	70,887	66,851	72,404	6.0	(7.7)
Fixed Income Tax-Exempt	124,438	125,123	130,391	(0.5)	(4.0)
Fixed Income Passively Managed(1)	13	1,804	2,634	(99.3)	(31.5)
Total Fixed Income	195,338	193,778	205,429	0.8	(5.7)
U.S.	164,601	159,411	167,402	3.3	(4.8)
Global & Non-U.S.	30,737	34,367	38,027	(10.6)	(9.6)
Total Fixed Income	195,338	193,778	205,429	0.8	(5.7)
Alternatives/Multi-Asset Solutions(2):
U.S.	223,518	195,666	249,432	14.2	(21.6)
Global & Non-U.S.	97,074	69,245	71,524	40.2	(3.2)
Total Alternatives/Multi-Asset Solutions	320,592	264,911	320,956	21.0	(17.5)
Total Investment Advisory and Services Fees:
U.S.	692,575	650,311	741,987	6.5	(12.4)
Global & Non-U.S.	340,739	338,232	373,632	0.7	(9.5)
Total	1,033,314	988,543	1,115,619	4.5%	(11.4%)
Distribution Revenues	16,528	12,496	7,641	32.3	63.5
Shareholder Servicing Fees	3,001	2,964	2,882	1.2	2.8
Total	$1,052,843	$1,004,003	$1,126,142	4.9%	(10.8%)
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2023 Annual Report	11

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
We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser but increasing extent, by paying us directly for research through commission sharing agreements or cash payments. Bernstein Research Services accounted for approximately 9%, 10% and 10% of our net revenues for the years ended December 31, 2023, 2022 and 2021, respectively.
For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.
In the fourth quarter of 2022, AB and Société Générale (EURONEXT: GLE, “SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. As a result, the BRS business has been classified as held for sale on the consolidated statement of financial condition. For further discussion, see Note 24 Acquisitions and Divestitures to AB's consolidated financial statements in Item 8.
Our Bernstein Research Services revenues are as follows:

Revenues from Bernstein Research Services

	Years Ended December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in thousands)
Bernstein Research Services	$386,142	$416,273	$452,017	(7.2%)	(7.9%)
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

Part I
Talent Acquisition and Development
AB seeks to achieve excellence in business, including investment performance, client service, and being defined as an employer of choice. Across our global offices, we recruit and hire a workforce with diverse perspectives, backgrounds, and experiences. Our talent acquisition strategy helps us serve both our clients and our workforce, hand in hand, at an optimal level. We engage external organizations, including search firms and partnerships to assist in attracting and recruiting top talent at all levels. We also leverage technology tools to source and evaluate candidates against our needs and we continue to prioritize attracting diverse talent throughout our search activities. Outside of traditional recruiting, we believe investing in emerging talent is key to our future planning. Both our internship and associate programs serve as robust pipelines for future leadership. The talent acquisition process is our firm’s first impression to future employees, and we strive to provide all candidates with an excellent experience. We focus heavily on high candidate engagement, an efficient offer process and sound onboarding to support success. Investing in the continued development of our talent is ongoing through a blend of formal training, independent learning, mentoring, and progressing assignments of responsibility. Internal mobility is championed throughout the firm. We are highly committed to development and believe that top performers expect and deserve this ongoing investment.
Employee Engagement and Culture
We believe a workforce is most engaged when employees feel connected to our culture. We seek to create a workplace where our people recognize the high importance of the work they do and enjoy the environment where the work gets done. By creating a culture of excellence and accountability, we see employees thrive and contribute at their highest levels. It is important that our employees are not only connected to our business but also to the communities in which we operate. We offer many opportunities to volunteer, including our firm-wide philanthropic initiative, AB Gives Back. Coming out of the global pandemic, we continue to prioritize the well-being of our staff through our global wellness programming, employee wellness groups, and our hybrid work schedule. We believe that the flexibility to work remotely up to two days per week allows our employees to maintain the important benefits of in-person collaboration while providing greater work-life balance. Measuring engagement is key to understanding the views of the organization. We utilize AB Voice, a periodic engagement survey designed to measure employee sentiment, to identify and address gaps that could impact productivity and retention.
Diversity, Equity and Inclusion
The past year has been a robust year for Diversity, Equity and Inclusion ("DEI") as we continued to focus on delivering equitable positive outcomes across the various segments of our business: colleagues, clients and communities. These elements included increasing education and support to address emerging topics, retaining and developing key diverse talent segments, improving data capture and reporting capabilities and scaling infrastructure for a more global, distributed DEI and philanthropy model. As DEI was again catapulted into the spotlight for a myriad of reasons, these elements have allowed for a more intentional, consistent approach and have acted to accelerate the overall success of the strategy. Furthermore, our Board and Board committees evaluate the overall effectiveness of our social responsibility policies, goals and programs and recommend changes to management as necessary.
Over the past few years, we have seen an increase in social issues being brought to the forefront of national and global conversations including in the workplace. In an effort to appropriately respond to such issues, we formed the Social Response Committee (the "SRC"). The SRC has developed an approach to value-driven action that is rooted in broad evaluation of the various issues integrated with AB’s purpose and values to maintain consistency in decision making. The SRC’s remit is to surface, review and direct AB’s public or internal response to social issues that impact our business and our people.
Data is at the heart of a strong and agile DEI strategy and serves as an incredibly effective tool to best uncover gaps and determine key focus areas. This year, we continued to closely monitor internal quantitative and qualitative metrics such as our AB Voice employee engagement survey to measure progress and determine which populations may require additional focus and development. We also leveraged external data sources such as the Investment Company Institute Asset Management D&I benchmarking survey, Disability Equality Index and Coqual’s Asian/Asian American and Pacific Islander focused research to maintain awareness of how we are performing relative to peers and competitors and ensure alignment with common practices.
As global demographics change and employee needs and expectations evolve, providing platforms for education and productive discourse becomes even more critical. In 2023, we introduced several intentional engagement and retention initiatives including disability inclusion, expanded programs and focus groups. Our Employee Resource Groups which hosted over 50 events, remain essential to AB’s commitment to inclusivity as they not only encourage a positive work culture, but also contribute to business development and the professional development of employees worldwide.

2023 Annual Report	13

Part I
Compensation and Benefits
We recognize the role that a competitive total rewards offering plays in attracting and retaining top talent. Our pay practices include base salaries, annual cash bonuses, and, for employees with total compensation over $300,000 annually, a long-term incentive compensation award. These awards are generally denominated in restricted AB Holding Units. We utilize this structure with intentionality to foster a stronger sense of ownership by employees, aligning their interests directly with the interests of our Unitholders and indirectly with the interests of our clients. We are a meritocracy and pay for performance under the auspices of providing compensation that is competitive and consistent with employee positions, skill levels, performance, experience, knowledge, and geographic location. Annually, we engage a compensation consulting firm to independently evaluate the accuracy of our executive compensation and to provide benchmarking against our industry peers. We also use these insights to make pay decisions for the broader organization. Periodically, we engage outside counsel to conduct privileged pay equity reviews. Pay is evaluated on an annual basis, with the firm providing merit-based and cost of living annual base salary increases, as well as incentive compensation. This information is communicated to employees at year-end. On occasion, pay is adjusted off-cycle due to internal transfer and/or promotion. Based on unique geographies, the firm makes benefits available to all eligible employees, including health insurance, paid and unpaid leaves, a retirement plan, and life and disability/accident coverage. We also offer a variety of voluntary benefits, ranging from adoption and surrogacy assistance to tuition reimbursement, which allows employees to select the options that meet their individual needs.
Employees
As of December 31, 2023, our firm had 4,707 full-time employees, including 284 new hires onboarded during the first quarter of 2023, which were previously outsourced consultants in Pune, India. Net of these hires, headcount declined year-over-year, as compared with 4,436 employees as of December 31, 2022.
As of December 31, 2023, our employees reflected the following characteristics and locations:

Region:	Female	% Female	Male	% Male	Grand Total	% of Total
Americas	1,133	25%	2,037	45%	3,170	70%
Asia ex Japan	298	7%	378	8%	676	15%
EMEA	224	5%	350	8%	574	13%
Japan	55	1%	42	1%	97	2%
Grand Total(1)	1,710	38%	2,807	62%	4,517	100%
(1)The table above reflects only those employees who have self-reported as male or female and as such does not reconcile to our total of 4,707 full-time employees as of December 31, 2023.
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
Service marks are generally valid and may be renewed indefinitely, as long as they are in use and/or their registrations are properly maintained.

14	AllianceBernstein

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

2023 Annual Report	15

Part I
As of December 31, 2023, the condensed ownership structure of AB is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):
The General Partner owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB. Including these general partnership interests, EQH, directly and through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 61.2% economic interest in AB as of December 31, 2023.
Competition
We compete in all aspects of our business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks and other financial institutions that often provide investment products with similar features and objectives as those we offer. Our competitors offer a wide range of financial services to the same customers that we seek to serve. Some of our competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than we do. These factors may place us at a competitive disadvantage, and we can give no assurance that our strategies and efforts to maintain and enhance our current client relationships, and create new ones, will be successful.
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

16	AllianceBernstein

Part I
Available Information
AB and AB Holding file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports, and other reports (and amendments thereto) required to comply with federal securities laws, including Section 16 beneficial ownership reports on Forms 3, 4 and 5, registration statements and proxy statements. We maintain an Internet site (http://www.alliancebernstein.com) where the public can view these reports, free of charge, as soon as reasonably practicable after each report is filed with, or furnished to, the Securities and Exchange Commission ("SEC"). In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
We derive most of our revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets we manage for a particular client. The value and composition of our AUM can be adversely affected by several factors, including:
•Market Factors. Our AUM remain sensitive to the volatility associated with global financial market conditions. For example, the heightened global inflationary pressures that resulted in sizable interest rate increases and associated market volatility in 2022 and 2023. We recognize that, due to continued uncertainty associated with the global response to heightened global inflationary pressures, markets may remain volatile and, accordingly, there remains risk of a significant reduction in our revenues and net income in future periods. Global economies and financial markets are increasingly interconnected, which increases the probability that conditions in one country or region might adversely impact a different country or region. Conditions affecting the general economy, including political, social or economic instability at the local, regional or global level may also affect the market value of our AUM. War, such as the ongoing conflict in Ukraine and the middle east, or civil disturbance, acts of terrorism (whether foreign or domestic), health crises (such as the COVID-19 pandemic), as well as other incidents that interrupt the expected course of events, such as natural disasters, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have had and may in the future have a significant adverse effect on financial markets and our AUM, revenues and net income. Also, significant market volatility and uncertainty, and reductions in the availability of margin financing, can significantly limit the liquidity of certain asset backed and other securities, making it at times impossible to sell these securities at prices reflecting their true economic value. While liquidity conditions were relatively stable in 2023 despite market volatility, we recognize the possibility that conditions could deteriorate in the future. Lack of liquidity makes it more difficult for our funds to meet redemption requests. If liquidity were to worsen, this may have a significant adverse effect on our AUM, revenues and net income in the future.
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

2023 Annual Report	17

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
Our competitive environment has become increasingly difficult, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. In the most recent period this trend reversed, as active performance relative to benchmarks improved, with 57% of active managers outperforming their passive benchmarks for the 12 months ended June 30, 2023 (latest data available), compared to 43% for the prior 12-month period. 57% of active US stock funds outperformed, up from 48% the prior year, while 63% of active non-U.S. stock funds outperformed their benchmarks, up from just 33% the prior period. Performance of actively managed bond funds also improved in 2023, with 55% outperforming benchmarks, up from just 30% in the prior-year period.
Flows into actively managed funds substantially improved industry-wide in 2023, with U.S. industry-wide active mutual fund inflows of $549 billion in 2023, compared with outflows of $931 billion in 2022. The improvement was led by $927 billion in inflows to Money Market funds, as investors responded to the higher interest rate environment. Active fixed income U.S. mutual funds also experienced improvement, with inflows of $16 billion in 2023, compared with outflows of $465 billion in 2022. Active equity U.S. mutual fund outflows were $246 billion in 2023, compared to outflows of $235 billion in 2022. Demand for passive strategies in the U.S. continued to grow, though at a reduced rate from the prior year, as industry-wide total passive mutual fund net inflows of $489 billion in 2023 compared to $540 billion in 2022. Organic growth through net inflows continues to be difficult to achieve for active managers, such as AB, and requires taking market share from other active managers.
The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. Institutional global market trading volumes continue to be pressured by persistent active equity outflows and passive equity inflows. As a result, portfolio turnover has declined and investors hold fewer shares that are actively traded by managers.
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
EQH (our parent company) and its subsidiaries constitute our largest client. Our EQH affiliates represented approximately 16% of our AUM as of December 31, 2023, and we earned approximately 5% of our net revenues from services we provided to them. Our related investment management agreements are terminable at any time or on short notice by either party, and EQH is not under any obligation to maintain any level of AUM with us. A material adverse effect on our business, results of operations and/or financial condition could result if EQH were to terminate its investment management agreements with us.

18	AllianceBernstein

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
We are eligible to earn performance-based fees on 9.3%, 8.3% and 0.4% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.6% of our AUM). If the percentage of our AUM subject to performance-based fees increases, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees were $144.9 million, $145.2 million and $245.1 million in 2023, 2022 and 2021, respectively.
The revenues generated by Bernstein Research Services may be adversely affected by circumstances beyond our control, including declines in brokerage transaction rates, declines in global market volumes, failure to settle our trades by significant counterparties.
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
Lastly, extensive changes proposed by the SEC to the equity market structure, including Regulation Best Execution, the proposed Order Competition Rule, the proposed volume-based exchange transaction pricing rule and proposed changes to Regulation NMS establishing, among other things, minimum pricing increments and required disclosures by larger broker-dealers and specified trading platforms, if adopted as proposed, could substantially increase the cost of conducting our buy-side and broker-dealer operations and, possibly, adversely impact trade execution quality.

2023 Annual Report	19

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
As part of our business strategy, we consider potential strategic transactions, including acquisitions (such as our purchase of CarVal Investors in 2022), dispositions, mergers, consolidations, joint venture partnerships (such as our planned joint venture partnership with SocGen) and similar transactions, some of which may be material. These transactions, if undertaken, may involve various risks and present financial, managerial and operational challenges, including:
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

20	AllianceBernstein

Part I
We may not accurately value the securities we hold on behalf of our clients or our company investments.
In accordance with applicable regulatory requirements, contractual obligations or client direction, we employ procedures for the pricing and valuation of securities and other positions held in client accounts or for company investments. We have established a Valuation Committee and sub-committees, consisting of senior officers and employees, which oversee a consistent framework of pricing controls and valuation processes for the firm and each of its advisory affiliates. If market quotations for a security are not readily available, the Valuation Committee determines a fair value for the security.
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
We use quantitative and systematic models in a variety of our investment services, usually in combination with fundamental research. These models are developed by senior quantitative professionals and typically are implemented by IT professionals. Our Model Risk Oversight Committee oversees the model governance framework and associated model review activities, which are then executed by our Model Risk Team. However, due to the complexity and large data dependency of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect errors could result in client losses and reputational damage.
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
We have established our corporate headquarters in and have relocated a large number of the positions jobs previously located in the New York metropolitan area to Nashville, Tennessee (for additional information, see “Relocation Strategy” in Item 7). Although the ongoing impact on AB from this process is not yet known, the uncertainty created by these circumstances could adversely affect AB’s ability to motivate and retain current employees and hire qualified employees in our Nashville headquarters.
Additionally, our estimates for both the transition costs and the corresponding expense savings relating to our headquarters relocation are based on our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. If our assumptions turn out to be inaccurate, our expenses and operating income could be adversely affected.

2023 Annual Report	21

Part I
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
Furthermore, although we maintain a robust cyber security infrastructure and incident preparedness strategy, which we test frequently, we may be unable to respond, both internally and externally, to a cyber incident in a sufficiently expeditious manner. Any such failure could cause significant harm to our reputation and result in litigation, regulatory scrutiny and/or significant remediation costs, see "Cybersecurity" in Item 1C.

22	AllianceBernstein

Part I
Climate change and other unpredictable events, including outbreak of infectious disease, natural disaster, dangerous weather conditions, technology failure, terrorist attack and political unrest, may adversely affect our ability to conduct business.
War, terrorist attack, political unrest, power failure, climate change, natural disaster and rapid spread of infectious disease (such as the COVID-19 pandemic) could interrupt our operations by:
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
Despite the contingency plans and facilities we have in place, including system security measures, information back-up and disaster recovery processes, our ability to conduct business, including in key business centers where we have significant operations, such as Nashville, Tennessee, New York City, San Antonio, Texas, London, England, Hong Kong, and India, may be adversely affected by a disruption in the infrastructure that supports our operations and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services we may use or third parties with which we conduct business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to conduct business with and on behalf of our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel. Furthermore, unauthorized access to our systems as a result of a security breach, the failure of our systems, or the loss of data could give rise to legal proceedings or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation.
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

2023 Annual Report	23

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
Both Moody’s Investors Service, Inc. and Standard & Poor's Rating Service affirmed AB’s long-term and short-term credit ratings and indicated a stable outlook in 2023. Future changes in our credit ratings are possible and any downgrade to our ratings is likely to increase our borrowing costs and limit our access to the capital markets. If this occurs, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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

24	AllianceBernstein

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
For example, there has been increasing regulatory focus on ESG-related practices by investment managers. In 2023, the State of California passed two climate disclosure laws that will impose significant reporting obligations on companies doing business in California. Additionally, the SEC is poised in 2024 to issue a rule enhancing and standardizing climate disclosures by U.S. public companies, including investment managers. The SEC also has focused on the labeling by investment funds of their activities or investments as "sustainable" and has examined the methodology used by funds for determining ESG investments, with a keen focus on whether such labeling may be misleading. Outside the U.S., the European Commission has adopted an action plan on financing sustainable growth, as well as initiatives at the European Union (the "EU") level, such as the EU Sustainable Finance Disclosure Regulation (the "SFDR"). Compliance with the SFDR and other ESG-related regulations may subject us to increased restrictions, disclosure obligations, and compliance and other associated costs, as well as potential reputational harm.
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

2023 Annual Report	25

Part I
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
Legislative proposals have been or may be introduced that, if enacted, could have a material adverse effect on us. We cannot predict the outcome of such legislative proposals. AB management continues to monitor and assess how any new legislation could affect AB.
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

26	AllianceBernstein

Part I
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
As a PTP, AB Holding may be liable for any under-withholding by a broker that relies on a qualified notice for which we failed to make a reasonable estimate of the amounts required for determining the applicability of the 10% exception.
Item 1B. Unresolved Staff Comments
Neither AB nor AB Holding has unresolved comments from the staff of the SEC to report.

Item 1C. Cybersecurity
Cyber Risk Management and Strategy
We rely on digital technology to conduct our business operations and engage with our clients, business partners and employees. The technology that we, our clients, business partners and employees rely upon becomes more complex over time as do threats to our business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct. Information Security is an ongoing process of exercising the due care necessary to protect corporate, client and employee information and systems from unauthorized access, destruction, disclosure, disruption and modification of use.
Through a combination of security, risk and compliance resources, AB implements Information Security through a dedicated Information Security Program ("ISP") that is intended to identify, assess and manage material risks from cybersecurity threats and which includes a focus on safeguarding information and assets from cyber threats, engaging in cyber threat monitoring and responding to actual or potential cyber incidents. Our ISP is led by our Chief Information Security Officer ("CISO") who actively partners with our Chief Compliance Officer ("CCO") and Chief Risk Officer "("CRO"). Ultimately, our ISP is part of our full enterprise risk framework, which includes information technology, business continuity and resiliency, in addition to cybersecurity risk. Our ISP is coordinated with our broader risk management team, including our Chief Security Officer. Enterprise risk, including cybersecurity risk, is overseen by the Audit and Risk Committee on behalf of the Board.
Our CISO, with assistance from internal and external resources, is responsible for implementing and providing oversight of our ISP. The ISP employs a defense-in-depth strategy: an information assurance concept in which multiple layers of security controls are distributed throughout an operating environment. The concept manages risk with diverse defensive strategies, so that if one layer of defense fails, another later of defense will attempt to compensate. Our ISP features cybersecurity policies, standards and guidelines, committee governance, training, access controls and data controls. We periodically execute table top exercises as a part of our ISP program.

2023 Annual Report	27

Part I
Our ISP, together with our risk and compliance resources, proactively manage the risk of threat from cybersecurity incidents through (i) implementing protocols to take cybersecurity considerations into account in adopting and onboarding our technology resources, (ii) monitoring IT controls to better ensure compliance with cybersecurity and other related legal and regulatory requirements, (iii) assessing adherence by critical and material third parties we partner with to ensure that the appropriate risk management standards are met, (iv) ensuring essential business functions remain available during a business disruption, and (v) regularly developing and updating response plans to address potential IT or cyber incidents should they occur. Our security, risk and compliance resources are designed to prioritize IT and cybersecurity risk areas, identify solutions that minimize such risks, pursue optimal outcomes and maintain compliance standards. We also maintain an operational security function that has a real time response capability that triages potential incidents and triggers impact mitigation protocols. Additionally, we utilize third parties to conduct periodic cybersecurity assessments and our internal audit function includes certain cyber risk audits as part of its overall risk audit. We review the recommendations and findings from those assessments and audits and implement corrective and other measures as appropriate. Our cybersecurity processes rely predominantly on internal resources, but also include important third party resources for certain matters, including the aforementioned assessments as well as our continuous cybersecurity threat monitoring and initial incident reporting system.
As part of our ISP, we also perform cyber risk assessments on our critical and material third party vendors during onboarding, then periodically thereafter.
We have not had a cybersecurity incident that has materially affected, or was reasonably likely to, materially affect our business strategy, results of operations or financial condition. There are risks from cybersecurity threats that if they were to occur could materially affect our business strategy, results of operations or financial condition, including those discussed in Item 1A Risk Factors - Operations, Technology and Cyber-Related Risks although we do not currently believe that such a result is reasonably likely.
Cyber Risk Governance
The Audit and Risk Committee is responsible for assisting the Board with oversight of our enterprise risk framework, including cybersecurity, information security, information technology and business continuity and resiliency. Our CISO and other members of senior management including our General Counsel, CCO and CRO report quarterly to the Audit and Risk Committee at its regular meetings on the status of the Company's cybersecurity risk, risk management policies and risk assessment initiatives. the full Board is updated on an as needed basis. In the event of an immediate cyber threat to our business operations, our ISP would involve our General Counsel, who would promptly notify the Chairperson of the Audit and Risk Committee, as to the nature, timing and extent of the threat and our applicable contingency plans would go into effect. Our CRO, in collaboration with our CISO, is responsible for notifying the Audit and Risk Committee of world events or of other significant external events that may pose cybersecurity threats or material risks to our business continuity.
While our Board provides oversight of our cybersecurity risk environment, the ultimate responsibility for our processes for identifying, assessing and managing cybersecurity risks resides with management. Our CISO, with assistance from internal and external resources, is responsible for the implementation and providing oversight to our ISP within the organization and maintaining the appropriate level of expertise to manage and implement cybersecurity policies, programs and strategies. Our CISO has years of applied experience in actively managing cybersecurity and information security programs for large global publicly traded companies with complex and evolving information systems. Management oversight of our ISP is provided by various governance committees including the Operational Risk Oversight Committee, the Information Security Risk Oversight Subcommittee and the Financial Crimes Control Oversight Subcommittee.
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
Also, we entered into a 20-year lease agreement in New York, New York, at 66 Hudson Boulevard, for 166,015 square feet that commenced in January 2024.
We also lease 50,792 square feet of space in San Antonio, Texas under a lease expiring in 2029.
Additionally, we lease 100,000 square feet of space in Pune, India under a lease expiring in 2033.
We lease more modest amounts of space in 27 other cities in the United States.

28	AllianceBernstein

Part I
Our subsidiaries lease space in 32 cities outside the United States, the most significant of which is a lease in London, England, expiring in 2031, and in Hong Kong, China, under a lease expiring in 2027. In London we currently lease 60,732 square feet of space. In Hong Kong, we currently lease and occupy 35,878 square feet of space.
Item 3. Legal Proceedings
With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses for such matters, whether in excess of any related accrued liability or where there is no accrued liability, and disclose an estimate of the possible loss or range of losses. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages. Such is particularly the case when the litigation is in its early stages or when the litigation is highly complex or broad in scope. In these cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss. As a result of these types of factors, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to our significant litigation matters.
On December 14, 2022, four individual participants in the Profit Sharing Plan for Employees of AB (the "AB Profit Sharing Plan") filed a class action complaint (the "Complaint") in the U.S. District Court for the Southern District of New York against AB, current and former members of the Compensation and Workplace Practices Committee of the Board of Directors, and the Investment and Administrative Committees under the AB Profit Sharing Plan. Plaintiffs, who seek to represent a class of all participants in the AB Profit Sharing Plan from December 14, 2016 to the present, allege that defendants violated their fiduciary duties and engaged in prohibited transactions under ERISA by including proprietary collective investment trusts as investment options offered in the AB Profit Sharing Plan. The Complaint seeks unspecified damages, disgorgement and other equitable relief. AB is prepared to defend itself vigorously against these claims and filed a motion to dismiss on February 24, 2023. While the outcome of this matter currently is not determinable given the matter remains in its early stages, we do not believe this litigation will have a material adverse effect on our results of operations, financial condition or liquidity.
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
Item 4. Mine Safety Disclosures
Not applicable.

2023 Annual Report	29

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
On December 29, 2023 (the last trading day of the year), the closing price of an AB Holding Unit on the NYSE was $31.03 per Unit. On December 31, 2023, there were (i) 871 AB Holding Unitholders of record for approximately 112,000 beneficial owners, and (ii) 359 AB Unitholders of record (we do not believe there are substantial additional beneficial owners).
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not engage in any unregistered sales of our securities during the years ended December 31, 2023, 2022 and 2021, except as previously disclosed in a Current Report on Form 8-K dated July 1, 2022 in connection with the acquisition of CarVal Investors L.P.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. We did not adopt a plan during the fourth quarter of 2023. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

30	AllianceBernstein

Part II
AB Holding Units bought by us or one of our affiliates during the fourth quarter of 2023 are as follows:

Issuer Purchases of Equity Securities

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
10/1/23-10/31/23(1)(2)	191,411	$30.47	—	—
11/1/23-11/30/23(1)	3,309	30.38	—	—
12/1/23-12/31/23(1)	2,157,787	29.09	—	—
Total	2,352,507	$29.20	—	—
(1)During the fourth quarter of 2023, AB retained from employees 2,166,396 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the fourth quarter of 2023, AB purchased 186,111 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.
AB Units bought by us or one of our affiliates during the fourth quarter of 2023 are as follows:

Issuer Purchases of Equity Securities

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
10/1/23-10/31/23	—	$—	—	—
11/1/23-11/30/23	—	—	—	—
12/1/23-12/31/23(1)	1,603	28.75	—	—
Total	1,603	$28.75	—	—
(1)During the fourth quarter of 2023, we purchased 1,603 AB Units in private transactions.

2023 Annual Report	31

Part II
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview(1)
Our total Assets Under Management ("AUM") as of December 31, 2023 were $725.2 billion, up $78.8 billion, or 12.2%, during 2023. The increase was driven by market appreciation of $85.8 billion, offset by net outflows of $7.0 billion (reflecting Institutional net outflows of $11.8 billion, offset by Retail net inflows of $3.7 billion and Private Wealth Management net inflows of $1.1 billion).
Institutional AUM increased $19.8 billion, or 6.7%, to $317.1 billion during 2023, primarily due to market appreciation of $31.5 billion, partially offset by net outflows of $11.8 billion. Gross sales decreased $20.4 billion, from $32.2 billion in 2022 to $11.8 billion in 2023. Redemptions and terminations decreased $0.7 billion, from $13.3 billion in 2022 to $12.6 billion in 2023.
Retail AUM increased $43.9 billion, or 18.1%, to $286.8 billion during 2023, primarily due to market appreciation of $40.3 billion and net inflows of $3.7 billion. Gross sales increased $5.2 billion, from $65.9 billion in 2022 to $71.1 billion in 2023. Redemptions and terminations decreased $8.2 billion, from $66.3 billion in 2022 to $58.1 billion in 2023.
Private Wealth Management AUM increased $15.1 billion, or 14.1%, to $121.3 billion during 2023, due to market appreciation of $14.0 billion and net inflows of $1.1 billion. Gross sales increased $1.1 billion, from $17.5 billion in 2022 to $18.6 billion in 2023. Redemptions and terminations increased $1.7 billion, from $15.8 billion in 2022 to $17.5 billion in 2023.
Bernstein Research Services ("BRS") revenue decreased $30.1 million, or 7.2%, in 2023. The decrease was primarily driven by significantly lower global customer trading activity due to the prevailing macro-economic environment. In the fourth quarter of 2022, AB and Société Générale (EURONEXT: GLE, “SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. As a result, the BRS business has been classified as held for sale. For further discussion, see Note 24 Acquisitions and Divestitures to our consolidated financial statements in Item 8.
Our 2023 net revenues of $4.2 billion increased $101.0 million, or 2.5%, compared to net revenues of $4.1 billion in the prior year. The increase was primarily driven by investment gains in the current year compared to investment losses in the prior year (impact of $116.6 million), higher net dividend and interest income of $35.2 million and higher base advisory fees of $4.8 million, partially offset by lower Bernstein Research Services revenue of $30.1 million and lower distribution revenues of $20.9 million.
Our operating expenses of $3.3 billion increased $98.5 million, or 3.0%, compared to the prior year. The increase was primarily driven by higher employee compensation and benefits expenses of $102.5 million, higher interest on borrowings of $36.5 million, higher amortization of intangibles of $20.3 million and higher contingent payment arrangements of $16.3 million, partially offset by lower general and administrative expenses of $60.1 million and lower promotion and servicing expenses of $17.1 million. Our operating income increased $2.6 million, or 0.3%, to $817.7 million from $815.1 million in 2022 and our operating margin decreased to 19.1% in 2023 from 21.5% in 2022.
Market Environment
U.S. Equities
U.S. Equity markets registered strong gains in the final quarter of 2023, buoyed by slowing inflation data and expectations that the U.S. Federal Reserve (the "Fed") has finished its rate hiking cycle and will move towards cuts in 2024. Market breadth improved in the fourth quarter, with share price appreciation moving beyond mega-cap technology stocks. Both the cap-weighted S&P 500 and the equal-weighted S&P 500 returned positive 12% in the fourth quarter (including dividends). Previously lagging segments of the market rebounded, with Small-Caps (market capitalization ranges between $250 million to $2 billion) and Mid-Caps (market capitalization ranges between $2 billion to $10 billion) outperforming Large-Caps (market capitalization above $10 billion) with the Russell 2000 index posting a positive 14% return in the fourth quarter and Value stocks outperforming Growth stocks in the fourth quarter.
1  Percentage change figures are calculated using assets under management rounded to the nearest million, while financial statement amounts are rounded to the nearest hundred thousand.

32	AllianceBernstein

Part II
Despite the broadening rally in late 2023, annual index returns were largely concentrated within the "Magnificent-7" companies: a term coined for Apple, Amazon, Alphabet, Meta Platforms, Microsoft, NVIDIA and Tesla which were perceived as the main beneficiaries of the Artificial Intelligence revolution. These seven companies boast the largest market capitalization values in the S&P 500 and account for more than a quarter of the index, disproportionally driving the capitalization-weighted S&P 500's 2023 total return of positive 26% versus positive 14% for the equal-weighted version.
Global and Non-U.S. Equities
Moderating inflation data and peaking interest rates drove nearly unilateral gains beyond U.S. equity markets (MSCI World Index was positive 11.4% in the fourth quarter). Within the Eurozone, annual inflation fell to 2.4% (as of November 2023) from 10.1% a year ago, sending the MSCI European Economic and Monetary Union index 7.8% higher in the fourth quarter. In the U.K., gains were led by Small-Cap and Mid-Cap indices while Large-Cap lagged on account of a strengthening GBP (sterling). Japan's TOPIX trading index posted a positive 2.0% total return despite a volatile quarter and overall Emerging Market equities were strong in the fourth quarter, albeit lagging Developed Markets. All markets in the MSCI Asia (ex Japan) index ended the quarter positively, apart from China, where lackluster growth continues to be a drag on asset prices.
Global Bonds
Fixed income markets experienced their strongest quarterly performance in over 20 years, as indicated by the Bloomberg Global Aggregate indices. This was primarily driven by a perceived shift in monetary policy direction, with expectations of rate cuts replacing the previous "higher-for-longer" narrative. As a result, government bond yields fell significantly, and credit markets outperformed government bonds. The Fed maintained its rates throughout the quarter, but a more dovish tone in December accelerated the market rally. The revised dot plot, which plots the Federal Open Market Committee's ("FOMC") projections for the federal funds rate, now anticipates three rate cuts in 2024, up from the previous expectation of two. The FOMC appears more comfortable with the progress made in bringing inflation back towards the target, as indicated by positive news on the Personal Consumption Expenditures Price Index, which is the Fed's most closely watched measure.
Relationship with EQH and its Subsidiaries
EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. In mid-2021, Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), agreed to provide an initial $10 billion in permanent capital to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of this capital commitment is approximately 90% completed and is expected to continue over the next year. In addition, during the second quarter of 2023, EQH committed to provide an additional $10 billion in permanent capital, which will begin following the completion of the initial $10 billion commitment. We expect this anticipated capital from Equitable Financial will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, included in the initial $10 billion commitment by EQH is $750 million in capital to be deployed through AB CarVal.
Permanent capital means investment capital of indefinite duration, for which commitments may be withdrawn under certain conditions. Such conditions primarily include potential regulatory restrictions, lacking sufficient liquidity to fund the capital commitments to AB and AB's inability to identify attractive investment opportunities which align with the investment strategy. Although EQH’s insurance subsidiaries have indicated their intention over time to provide this investment capital to AB, they have no binding commitment to do so. While the withdrawal of their commitment could potentially slow down our introduction of certain products, the impact to our overall operations would not be material.
Relocation Strategy
As previously announced, we have established our corporate headquarters in Nashville, TN, at 501 Commerce Street. Our Nashville headquarters houses Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing, and at year-end 2023 we had 1,048 employees in Nashville. We will continue to maintain a principal location in New York City, which houses our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.
We believe relocating our corporate headquarters to Nashville affords us the opportunity to provide an improved quality of life alternative for our employees and enables us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.
During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of between $145 million to $155 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of between $205 million to $215 million. However, we did incur some transition costs before we began to realize expense savings. For the period beginning in 2018 and ending in the fourth quarter of 2023, we incurred $140 million of cumulative transition costs compared to $175 million of cumulative savings. We incurred $20 million of transition costs for the twelve months ended December 31, 2023, compared to $43 million of expense savings, resulting in an overall net savings of

2023 Annual Report	33

Part II
$23 million for the period. In 2023, our net income per unit ("EPU") increased $0.08 as a result of our relocation strategy, which compares to the $0.07 EPU increase that occurred in 2022. We also expect to achieve EPU accretion in each future year. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $75 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based on our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and the timing of EPU impact may differ from our current estimates as we implement each phase of our headquarters relocation.
During October 2018, we signed a lease, which commenced in the fourth quarter of 2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million.
Although we have presented many of our transition costs and annual expense savings with numerical specificity, and we believe these targets to be reasonable as of the date of this report, the uncertainties surrounding the assumptions we discuss above create a significant risk that these targets may not be achieved. Accordingly, the expenses we actually incur and the savings we actually realize may differ from our targets, particularly if actual events adversely differ from one or more of our key assumptions. The transition costs and expense savings, together with their underlying assumptions, are Forward-Looking Statements and can be affected by any of the factors discussed in “Risk Factors” and “Cautions Regarding Forward-Looking Statements” in this 2023 10-K. We strongly caution investors not to place undue reliance on any of these assumptions or our cost and expense targets. Except as may be required by applicable securities laws, we are not under any obligation, and we expressly disclaim any obligation, to update or alter any assumptions, estimates, financial goals, targets, projections or other related statements that we may make.
Assets Under Management
Assets under management by distribution channel are as follows:

	As of December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in billions)
Institutions	$317.1	$297.3	$337.1	6.7%	(11.8%)
Retail	286.8	242.9	319.9	18.1	(24.1)
Private Wealth Management	121.3	106.2	121.6	14.1	(12.6)
Total	$725.2	$646.4	$778.6	12.2%	(17.0)%
Assets under management by investment service are as follows:

34	AllianceBernstein

Part II

	As of December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in billions)
Equity
Actively Managed	$247.5	$217.9	$287.6	13.6%	(24.2%)
Passively Managed(1)	62.1	53.8	71.6	15.3	(24.8)
Total Equity	309.6	271.7	359.2	13.9	(24.3)
Fixed Income
Actively Managed
Taxable	208.6	190.3	246.3	9.6	(22.8)
Tax–exempt	61.1	52.5	57.1	16.3	(7.9)
Total	269.7	242.8	303.4	11.1	(20.0)
Passively Managed(1)	11.4	9.4	13.2	21.0	(28.9)
Total Fixed Income	281.1	252.2	316.6	11.5	(20.3)
Alternatives/Multi-Asset Solutions(2)
Actively Managed	125.9	115.8	97.3	8.7	19.1
Passively Managed(1)	8.6	6.7	5.5	29.7	21.5
Total Alternatives/Multi-Asset Solutions	134.5	122.5	102.8	9.8	19.2
Total	$725.2	$646.4	$778.6	12.2%	(17.0%)
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2023 Annual Report	35

Part II
Changes in assets under management during 2023 and 2022 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2022	$297.3	$242.9	$106.2	$646.4
Long-term flows:
Sales/new accounts	11.8	71.1	18.6	101.5
Redemptions/terminations	(12.6)	(58.1)	(17.5)	(88.2)
Cash flow/unreinvested dividends	(11.0)	(9.3)	—	(20.3)
Net long-term (outflows) inflows	(11.8)	3.7	1.1	(7.0)
Transfers	0.1	(0.1)	—	—
Market appreciation	31.5	40.3	14.0	85.8
Net change	19.8	43.9	15.1	78.8
Balance as of December 31, 2023	$317.1	$286.8	$121.3	$725.2

Balance as of December 31, 2021	$337.1	$319.9	$121.6	$778.6
Long-term flows:
Sales/new accounts	32.2	65.9	17.5	115.6
Redemptions/terminations	(13.3)	(66.3)	(15.8)	(95.4)
Cash flow/unreinvested dividends	(12.6)	(11.2)	—	(23.8)
Net long-term inflows (outflows)(1)	6.3	(11.6)	1.7	(3.6)
Adjustments(2)	(0.4)	—	—	(0.4)
Acquisitions(3)	12.2	—	—	12.2
Transfers	(0.1)	0.1	—	—
Market (depreciation)	(57.8)	(65.5)	(17.1)	(140.4)
Net change	(39.8)	(77.0)	(15.4)	(132.2)
Balance as of December 31, 2022	$297.3	$242.9	$106.2	$646.4
(1)Net flows include $4.5 billion of AXA redemptions for 2022.
(2)Approximately $0.4 billion of Institutional AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.
(3)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter of 2022.

36	AllianceBernstein

Part II

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed-Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2022	$217.9	$53.8	$190.3	$52.5	$9.4	$122.5	$646.4
Long-term flows:
Sales/new accounts	37.3	1.3	36.4	16.5	1.7	8.3	101.5
Redemptions/terminations	(43.8)	(0.3)	(27.3)	(11.1)	(0.3)	(5.4)	(88.2)
Cash flow/unreinvested dividends	(9.0)	(5.0)	(2.5)	0.3	0.1	(4.2)	(20.3)
Net long-term (outflows) inflows	(15.5)	(4.0)	6.6	5.7	1.5	(1.3)	(7.0)
Market appreciation	45.1	12.3	11.7	2.9	0.5	13.3	85.8
Net change	29.6	8.3	18.3	8.6	2.0	12.0	78.8
Balance as of December 31, 2023	$247.5	$62.1	$208.6	$61.1	$11.4	$134.5	$725.2

Balance as of December 31, 2021	$287.6	$71.6	$246.3	$57.1	$13.2	$102.8	$778.6
Long-term flows:
Sales/new accounts	46.0	1.8	25.5	16.0	(0.1)	26.4	115.6
Redemptions/terminations	(39.0)	(3.1)	(32.6)	(15.0)	(1.5)	(4.2)	(95.4)
Cash flow/unreinvested dividends	(9.7)	(4.0)	(10.8)	(0.4)	0.3	0.8	(23.8)
Net long-term (outflows) inflows(3)	(2.7)	(5.3)	(17.9)	0.6	(1.3)	23.0	(3.6)
Adjustments(4)	—	—	—	—	—	(0.4)	(0.4)
Acquisitions(5)	—	—	—	—	—	12.2	12.2
Market (depreciation)	(67.0)	(12.5)	(38.1)	(5.2)	(2.5)	(15.1)	(140.4)
Net change	(69.7)	(17.8)	(56.0)	(4.6)	(3.8)	19.7	(132.2)
Balance as of December 31, 2022	$217.9	$53.8	$190.3	$52.5	$9.4	$122.5	$646.4
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Net flows include $4.5 billion of AXA redemptions for 2022.
(4)Approximately $0.4 billion of Institutional AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.
(5)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter of 2022.

2023 Annual Report	37

Part II
Net long-term (outflows) inflows for actively managed investment services as compared to passively managed investment services during 2023 and 2022 are as follows:

	Years Ended December 31
	2023	2022
	(in billions)
Actively Managed
Equity	$(15.5)	$(2.7)
Fixed Income	12.3	(17.3)
Alternatives/Multi- Asset Solutions	(2.0)	20.9
Total	(5.2)	0.9

Passively Managed
Equity	(4.0)	(5.3)
Fixed Income	1.5	(1.3)
Alternatives/Multi- Asset Solutions	0.7	2.1
Total	(1.8)	(4.5)

Total net long-term (outflows)	$(7.0)	$(3.6)
Average assets under management by distribution channel and investment service are as follows:

	Years Ended December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in billions)
Distribution Channel:
Institutions	$304.6	$308.4	$325.7	(1.2%)	(5.3%)
Retail	262.0	267.8	291.0	(2.1)	(8.0)
Private Wealth Management	113.7	110.3	114.1	3.0	(3.3)
Total	$680.3	$686.5	$730.8	(0.9)%	(6.1)%
Investment Service:
Equity Actively Managed	$231.5	$239.7	$252.2	(3.4)	(4.9)
Equity Passively Managed(1)	57.7	60.4	68.7	(4.5)	(12.1)
Fixed Income Actively Managed – Taxable	198.3	210.0	253.1	(5.6)	(17.1)
Fixed Income Actively Managed – Tax-exempt	56.0	54.1	53.8	3.4	0.6
Fixed Income Passively Managed(1)	9.7	11.5	9.6	(15.2)	20.2
Alternatives/Multi-Asset Solutions(2)	127.1	110.8	93.4	14.8	18.6
Total	$680.3	$686.5	$730.8	(0.9)%	(6.1)%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

38	AllianceBernstein

Part II
During 2023, our Institutional channel average AUM of $304.6 billion decreased $3.8 billion, or 1.2%, compared to 2022, while ending AUM increased $19.8 billion, or 6.7%, to $317.1 billion from December 31, 2022. The $19.8 billion increase in AUM resulted primarily from market appreciation of $31.5 billion (with $22.7 billion of market appreciation occurring in the fourth quarter of 2023), partially offset by net outflows of $11.8 billion. During 2022, our Institutional channel average AUM of $308.4 billion decreased $17.3 billion, or 5.3%, compared to 2021, primarily due to this AUM decreasing $39.8 billion, or 11.8%, to $297.3 billion from December 31, 2021. The $39.8 billion decrease in AUM resulted primarily from market depreciation of $57.8 billion, partially offset by an addition of $12.2 billion due to the acquisition of CarVal and net inflows of $6.3 billion.
During 2023, our Retail channel average AUM of $262.0 billion decreased $5.8 billion, or 2.1%, compared to 2022, while ending AUM increased $43.9 billion, or 18.1%, to $286.8 billion from December 31, 2022. The $43.9 billion increase in AUM resulted primarily from market appreciation of $40.3 billion (with $26.3 billion of market appreciation occurring in the fourth quarter of 2023) and net inflows of $3.7 billion. During 2022, our Retail channel average AUM of $267.8 billion decreased $23.2 billion, or 8.0%, compared to 2021, primarily due to this AUM decreasing $77.0 billion, or 24.1%, to $242.9 billion from December 31, 2021. The $77.0 billion decrease in AUM resulted primarily from market depreciation of $65.5 billion and net outflows of $11.6 billion.
During 2023, our Private Wealth Management channel average AUM of $113.7 billion increased $3.4 billion, or 3.0%, compared to 2022, primarily due to this AUM increasing $15.1 billion, or 14.1%, to $121.3 billion from December 31, 2022. The $15.1 billion increase in AUM resulted from market appreciation of $14.0 billion (with $9.0 billion of market appreciation occurring in the fourth quarter of 2023) and net inflows of $1.1 billion. During 2022, our Private Wealth Management channel average AUM of $110.3 billion decreased $3.8 billion, or 3.3%, compared to 2021, primarily due to this AUM decreasing $15.4 billion, or 12.6%, to $106.2 billion from December 31, 2021. The $15.4 billion decrease in AUM resulted from market depreciation of $17.1 billion, offset by net inflows of $1.7 billion.
Absolute investment composite returns, gross of fees, and relative performance as of December 31, 2023 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)
Income - Hedged (fixed income)
Absolute return	9.7%	(0.8%)	3.3%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	4.2	2.5	2.0
High Income (fixed income)
Absolute return	15.1	2.3	5.1
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.4	1.1	0.6
Global Plus - Hedged (fixed income)
Absolute return	7.7	(1.8)	1.8
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.6	0.3	0.4
Intermediate Municipal Bonds (fixed income)
Absolute return	5.6	0.6	2.4
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.9	0.7	0.8
U.S. Strategic Core Plus (fixed income)
Absolute return	6.2	(2.9)	1.6
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.6	0.4	0.5
Emerging Market Debt (fixed income)
Absolute return	12.6	(3.5)	2.3
Relative return (vs. JPM EMBI Global/JPM EMBI)	2.2	(0.3)	0.3

2023 Annual Report	39

Part II

	1-Year	3-Year(1)	5-Year(1)
Sustainable Global Thematic
Absolute return	17.0	2.1	14.5
Relative return (vs. MSCI ACWI Index)	(5.2)	(3.6)	2.7
International Strategic Core Equity
Absolute return	16.6	3.6	7.3
Relative return (vs. MSCI EAFE Index)	(1.6)	(0.4)	(0.9)
U.S. Small & Mid Cap Value
Absolute return	18.0	11.1	11.7
Relative return (vs. Russell 2500 Value Index)	2.0	2.3	0.9
U.S. Strategic Value
Absolute return	19.7	13.0	12.2
Relative return (vs. Russell 1000 Value Index)	8.2	4.1	1.2
U.S. Small Cap Growth
Absolute return	19.1	(6.7)	11.6
Relative return (vs. Russell 2000 Growth Index)	0.5	(3.2)	2.4
U.S. Large Cap Growth
Absolute return	35.8	8.0	18.2
Relative return (vs. Russell 1000 Growth Index)	(6.8)	(0.9)	(1.3)
U.S. Small & Mid Cap Growth
Absolute return	19.7	(4.8)	11.9
Relative return (vs. Russell 2500 Growth Index)	0.8	(2.1)	(0.5)
Concentrated U.S. Growth
Absolute return	19.4	6.6	15.7
Relative return (vs. S&P 500 Index)	(6.9)	(3.4)	—
Select U.S. Equity
Absolute return	20.1	11.1	15.8
Relative return (vs. S&P 500 Index)	(6.2)	1.1	0.1
Strategic Equities
Absolute return	25.8	9.5	15.0
Relative return (vs. Russell 3000 Index)	(0.2)	0.9	(0.2)
Global Core Equity
Absolute return	21.0	5.1	10.7
Relative return (vs. MSCI ACWI Index)	(1.2)	(0.6)	(1.0)
U.S. Strategic Core Equity
Absolute return	21.1	11.2	14.5
Relative return (vs. S&P 500 Index)	(5.2)	1.2	(1.2)
Select U.S. Equity Long/Short
Absolute return	12.6	7.1	10.3
Relative return (vs. S&P 500 Index)	(13.6)	(2.9)	(5.4)
Global Strategic Core Equity
Absolute return	20.3	11.1	13.0
Relative return (vs. S&P 500 Index)	(4.0)	1.7	(0.9)
(1)Reflects annualized returns.

40	AllianceBernstein

Part II
Consolidated Results of Operations

	Years Ended December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in thousands, except per unit amounts)
Net revenues	$4,155,323	$4,054,290	$4,441,602	2.5%	(8.7%)
Expenses	3,337,653	3,239,194	3,225,140	3.0	0.4
Operating income	817,670	815,096	1,216,462	0.3	(33.0)
Income taxes	29,051	39,639	62,728	(26.7)	(36.8)
Net income	788,619	775,457	1,153,734	1.7	(32.8)
Net income (loss) of consolidated entities attributable to non-controlling interests	24,009	(56,356)	5,111	n/m	n/m
Net income attributable to AB Unitholders	$764,610	$831,813	$1,148,623	(8.1)	(27.6)
Diluted net income per AB Unit	$2.65	$3.01	$4.18	(12.0)	(28.0)
Distributions per AB Unit	$3.00	$3.26	$4.19	(8.0)	(22.2)
Operating margin(1)	19.1%	21.5%	27.3%
(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.
Net income attributable to AB Unitholders for the year ended December 31, 2023 decreased $67.2 million from the year ended December 31, 2022. The decrease primarily is due to (in millions):

Higher employee compensation and benefits	$(102.5)
Higher net gains of consolidated entities attributable to non-controlling interest	(80.4)
Higher interest on borrowings	(36.5)
Lower Bernstein Research Services revenue	(30.1)
Lower distribution revenues	(20.9)
Higher amortization of intangible assets	(20.3)
Higher contingent payment arrangements	(16.3)
Higher investment gains	116.6
Lower general and administrative expenses	60.1
Higher net dividend and interest income	35.2
Lower promotion and servicing expenses	17.1
Lower income taxes	10.6
Other	0.2
$(67.2)

2023 Annual Report	41

Part II
Net income attributable to AB Unitholders for the year ended December 31, 2022 decreased $316.8 million from the year ended December 31, 2021. The decrease primarily was due to (in millions):

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
$(316.8)

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. There was no plan adopted during the fourth quarter of 2023. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

42	AllianceBernstein

Part II

	Years Ended December 31
	2023	2022	2021
	(in thousands)
Net revenues, US GAAP basis	$4,155,323	$4,054,290	$4,441,602
Adjustments:
Distribution-related adjustments:
Distribution revenues	(586,263)	(607,195)	(652,240)
Investment advisory services fees	(60,919)	(57,139)	(90,242)
Pass-through adjustments:
Investment advisory services fees	(62,538)	(65,116)	(40,628)
Other revenues	(34,910)	(38,959)	(37,209)
Impact of consolidated company-sponsored funds	(25,123)	57,436	(6,933)
Incentive compensation-related items	(13,621)	(7,083)	(6,694)
Write-down of investment	—	—	1,880
Adjusted net revenues	$3,371,949	$3,336,234	$3,609,536
Operating income, US GAAP basis	$817,670	$815,096	$1,216,462
Adjustments:
Real estate	(825)	(825)	(3,162)
Incentive compensation-related items	5,192	3,461	687
EQH award compensation	727	606	940
Write-down of investment	—	—	1,880
Acquisition-related expenses	98,070	72,503	2,614
Sub-total of non-GAAP adjustments before interest on borrowings	103,164	75,745	2,959
Interest on borrowings[1]	54,394	17,906	5,145
Subtotal of non-GAAP adjustments	157,558	93,651	8,104
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	24,009	(56,356)	5,111
Adjusted operating income[1]	951,219	965,103	1,219,455
Less: Interest on borrowings	54,394	17,906	5,145
Adjusted pre-tax income	896,825	947,197	1,214,310
Less: Adjusted income taxes	31,837	46,034	62,658
Adjusted net income	$864,988	$901,163	$1,151,652
Diluted net income per AB Unit, GAAP basis	$2.65	$3.01	$4.18
Impact of non-GAAP adjustments	0.35	0.25	0.02
Adjusted diluted net income per AB Unit	$3.00	$3.26	$4.20
Operating margin, GAAP basis	19.1%	21.5%	27.3%
Impact of non-GAAP adjustments	9.1	7.4	6.5
Adjusted operating margin	28.2%	28.9%	33.8%
1During the second quarter of 2023, we revised adjusted operating income to exclude interest on borrowings in order to align with our industry peer group. We have recast prior periods presentation to align with the current period presentation.
Adjusted operating income for the year ended December 31, 2023 decreased $13.9 million, or 1.4%, from the year ended December 31, 2022, primarily due to higher employee compensation and benefits expense of $39.3 million, lower Bernstein Research Services revenue of $30.1 million, lower investment advisory base fees of $25.1 million and higher general and administrative expenses of $6.2 million, partially offset by higher net dividend and interest income of $51.6 million and higher performance-based fees of $35.5 million.
Adjusted operating income for the year ended December 31, 2022 decreased $254.4 million, or 20.9%, from the year ended December 31, 2021, primarily due to lower performance-based fees of $130.9 million, lower investment advisory base fees of $99.1 million, lower Bernstein Research Services revenue of $35.7 million and higher general and administrative expenses of $32.3 million, partially offset by lower employee compensation and benefits expense of $58.4 million.

2023 Annual Report	43

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
Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) the equity compensation paid by EQH to certain AB executives, as discussed below, (4) the write-down of investments (discussed immediately above), (5) acquisition-related expenses, (6) interest on borrowings and (7) the impact of consolidated company-sponsored investment funds.
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
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses include professional fees and the recording of changes in estimates to contingent payment arrangements associated with our acquisitions. Beginning in the first quarter of 2022, acquisition-related expenses also include certain compensation-related expenses, amortization of intangible assets for contracts acquired and accretion expense with respect to contingent payment arrangements. During 2023, 2022 and 2021, acquisition related expenses included an intangible asset impairment charge of zero, $5.6 million and $1.0 million, respectively, related to various historical acquisitions.
The recording of changes in estimates of contingent consideration payable with respect to contingent payment arrangements associated with our acquisitions are not considered part of our core operating results and, accordingly, have been excluded. During 2023, we recorded an expense of $28.4 million due to a change in estimate related to the contingent consideration associated with the acquisition of Autonomous LLC in 2019. The change in estimate was based upon better than expected revenues during the 2023 performance evaluation period. We recorded $14.1 million as contingent payment arrangement expense and $14.3 million as compensation and benefits expense in the condensed consolidated statement of income. The charges to compensation and benefits expense are due to certain service conditions and special awards included in the acquisition agreement.
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

2023 Annual Report	45

Part II
Net Revenues
The components of net revenues are as follows:

	Years Ended December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$612,341	$581,987	$540,478	5.2%	7.7%
Performance-based fees	53,702	77,299	45,580	(30.5)	69.6
	666,043	659,286	586,058	1.0	12.5
Retail:
Base fees	1,275,914	1,321,645	1,442,178	(3.5)	(8.4)
Performance-based fees	197	1,564	50,669	(87.4)	(96.9)
	1,276,111	1,323,209	1,492,847	(3.6)	(11.4)
Private Wealth Management:
Base fees	942,302	922,159	966,749	2.2	(4.6)
Performance-based fees	91,012	66,384	148,870	37.1	(55.4)
	1,033,314	988,543	1,115,619	4.5	(11.4)
Total:
Base fees	2,830,557	2,825,791	2,949,405	0.2	(4.2)
Performance-based fees	144,911	145,247	245,119	(0.2)	(40.7)
	2,975,468	2,971,038	3,194,524	0.1	(7.0)
Bernstein Research Services	386,142	416,273	452,017	(7.2)	(7.9)
Distribution revenues	586,263	607,195	652,240	(3.4)	(6.9)
Dividend and interest income	199,443	123,091	38,734	62.0	n/m
Investment gains (losses)	14,206	(102,413)	(636)	n/m	n/m
Other revenues	101,342	105,544	108,409	(4.0)	(2.6)
Total revenues	4,262,864	4,120,728	4,445,288	3.4	(7.3)
Less: broker-dealer related interest expense	107,541	66,438	3,686	61.9	n/m
Net revenues	$4,155,323	$4,054,290	$4,441,602	2.5%	(8.7%)
Investment Advisory and Services Fees
Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively managed equity services, 10 to 65 basis points for actively-managed fixed income services and 1 to 50 basis points for passively managed services. Average basis points realized for other services could range from 3 basis points for certain Institutional third party managed services to over 190 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.
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

Part II
vendors and brokers for other derivative products. Fair valuation methods include: discounted cash flow models or any other methodology that is validated and approved by our Valuation Committee and sub-committee (the "Valuation Committee") (see paragraph immediately below for more information regarding our Valuation Committee). Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities.
The Valuation Committee, consists of senior officers and employees, which oversees a consistent framework of pricing and valuation of all investments held in client and AB portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We also have a Pricing Group, which is overseen by the Valuation Committee and is responsible for managing the pricing process for all investments.
We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 9.3%, 8.3% and 0.4% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.6% of our AUM).
Our investment advisory and services fees increased by $4.4 million, or 0.1%, in 2023, due to a $4.8 million, or 0.2%, increase in base fees, offset by a $0.3 million decrease in performance-based fees. The increase in base fees is primarily due to slight shift in product mix to alternatives, which generally earn higher fees, partially offset by a 0.9% decrease in average AUM. Our investment advisory and services fees decreased by $223.5 million, or 7.0%, in 2022, due to a $123.6 million, or 4.2%, decrease in base fees and a $99.9 million decrease in performance-based fees. The decrease in base fees was primarily due to a 6.1% decrease in average AUM, partially offset by a slight increase in our portfolio fee rate.
Performance-based fees decreased $0.3 million, or 0.2%, in 2023, primarily due to lower performance-based fees earned on U.S. Real Estate fund and Emerging Markets Opportunistic Credit fund, partially offset by higher performance-based fees earned on Private Credit fund, Global Opportunistic Credit fund, Global Multi-Strategy fund and Securitized Assets fund. Performance-based fees decreased $99.9 million, or 40.7%, in 2022, primarily due to lower performance-based fees earned on Financial Services Opportunities fund, U.S. Select Equity fund, Arya Partners fund and Private Credit Services fund, partially offset by higher U.S. Real Estate fund fees.
Institutional base fees increased $30.4 million, or 5.2%, in 2023, primarily due to a higher portfolio fee rate, partially offset by a 1.2% decrease in average AUM. Retail base fees decreased $45.7 million, or 3.5%, in 2023, primarily due to a 2.1% decrease in average AUM. Private Wealth base fees increased $20.1 million, or 2.2%, in 2023, primarily due to a 3.0% increase in average AUM. Institutional base fees increased $41.5 million, or 7.7%, in 2022, primarily due to a higher portfolio fee rate, partially offset by a 5.3% decrease in average AUM. Retail base fees decreased $120.5 million, or 8.4%, in 2022, primarily due to an 8.0% decrease in average AUM. Private Wealth base fees decreased $44.6 million, or 4.6%, in 2022, primarily due to a 3.3% decrease in average AUM.
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
Revenues from Bernstein Research Services decreased $30.1 million, or 7.2%, in 2023. The decrease was primarily driven by significantly lower global customer trading activity due to the prevailing macro-economic environment.
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

2023 Annual Report	47

Part II
Distribution revenues decreased $20.9 million, or 3.4%, in 2023, primarily due to a shift in product mix from mutual funds with higher distribution rates to mutual funds with lower distribution rates, as well as a 1.4% decrease in the corresponding average AUM of these mutual funds. Distribution revenues decreased $45.0 million, or 6.9%, in 2022, primarily due to the corresponding average AUM of these mutual funds decreasing 12.4%, partially offset by a shift in product mix from mutual funds with lower distribution rates to mutual funds with higher distribution rates.
Dividend and Interest Income and Interest Expense
Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.
Dividend and interest income increased $76.4 million, or 62.0%, in 2023, primarily due to higher interest earned on customer margin balances and higher interest earned on U.S. Treasury Bills. Interest expense increased $41.1 million in 2023, due to higher interest paid on cash balances in customers' brokerage accounts.
Dividend and interest income increased $84.4 million in 2022, primarily due to higher interest earned on customer margin balances, higher interest earned on U.S. Treasury Bills as well as higher dividend and interest income in our consolidated company-sponsored investment funds. Interest expense increased $62.8 million, in 2022, due to higher interest paid on cash balances in customers' brokerage accounts.

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
Investment gains (losses) are as follows:

	Years Ended December 31
	2023	2022	2021
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$6,573	$1,345	$2,213
Unrealized (losses) gains	(1,707)	(10,626)	2,446

Investments held by consolidated company-sponsored investment funds:
Realized (losses)	(32,125)	(46,293)	(2,341)
Unrealized gains (losses)	48,350	(73,194)	(1,882)

Seed capital investments:
Realized (losses) gains
Seed capital and other	(34)	17,272	20,263
Derivatives	(7,588)	41,236	(22,313)
Unrealized gains (losses)
Seed capital and other	10,099	(31,261)	(6,907)
Derivatives	(8,717)	(177)	8,992

Brokerage-related investments:
Realized (losses)	(203)	(1,384)	(829)
Unrealized (losses) gains	(442)	669	(278)
	$14,206	$(102,413)	$(636)
Other Revenues
Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the General Accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues decreased $4.2 million, or 4.0%, in 2023, primarily due to lower shareholder servicing fees and lower brokerage income, partially offset by higher mutual fund reimbursements. Other revenues decreased $2.9 million, or 2.6%, in 2022, primarily due to lower shareholder servicing fees.

2023 Annual Report	49

Part II
Expenses
The components of expenses are as follows:

	Years Ended December 31			% Change
	2023	2022	2021	2023-22	2022-21
	(in thousands)
Employee compensation and benefits	1,769,153	$1,666,636	$1,716,013	6.2%	(2.9%)
Promotion and servicing:
Distribution-related payments	610,368	629,572	708,117	(3.1)	(11.1)
Amortization of deferred sales commissions	36,817	34,762	34,364	5.9	1.2
Trade execution, marketing, T&E and other	215,643	215,556	197,486	—	9.2
	862,828	879,890	939,967	(1.9)	(6.4)
General and administrative	581,571	641,635	555,608	(9.4)	15.5
Contingent payment arrangements	22,853	6,563	2,710	n/m	142.2
Interest on borrowings	54,394	17,906	5,145	n/m	n/m
Amortization of intangible assets	46,854	26,564	5,697	76.4	n/m
Total	$3,337,653	$3,239,194	$3,225,140	3.0%	0.4%
Employee Compensation and Benefits
Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).
Compensation expense as a percentage of net revenues was 42.6%, 41.1% and 38.6% for the years ended December 31, 2023, 2022 and 2021, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, together with the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), continue to believe that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1%, 1.1% and 0.9% of adjusted net revenues for 2023, 2022 and 2021, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executives relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 49.0%, 48.4% and 46.5%, respectively, for the years ended December 31, 2023, 2022 and 2021.
In 2023, employee compensation and benefits expense increased $102.5 million, or 6.2%, primarily due to higher base compensation of $72.2 million, higher incentive compensation of $51.7 million and higher fringes of $7.8 million, partially offset by lower commissions of $29.0 million. In 2022, employee compensation and benefits expense decreased $49.4 million, or 2.9%, primarily due to lower incentive compensation of $107.7 million, partially offset by higher base compensation of $39.8 million, higher commissions of $12.7 million and higher other employment costs of $5.3 million.
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

Part II
Promotion and servicing expenses decreased $17.1 million, or 1.9%, in 2023. The decrease was due to lower distribution-related payments of $19.2 million, lower trade execution and clearance expenses of $9.0 million and lower transfer fees of $3.0 million, offset by higher travel and entertainment expenses of $8.5 million, higher marketing and communication expenses of $3.5 million and higher amortization of deferred sales commissions of $2.1 million. Promotion and servicing expenses decreased $60.1 million, or 6.4%, in 2022. The decrease was primarily due to lower distribution-related payments of $78.5 million, lower transfer fees of $4.9 million and lower trade execution and clearance expenses of $3.1 million, partially offset by higher travel and entertainment expenses of $15.4 million and higher firm meeting expenses of $8.8 million.
General and Administrative
General and administrative expenses include portfolio services fees, technology fees, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.0%, 15.8% and 12.5% for the years ended December 31, 2023, 2022 and 2021, respectively. General and administrative expenses decreased $60.1 million, or 9.4%, in 2023. The decrease was primarily due to lower portfolio services fees of $43.7 million, lower professional fees of $18.0 million, lower valuation adjustments related to the classification of Bernstein Research Services as held for sale of $6.0 million and a favorable foreign exchange translation impact of $5.7 million, partially offset by higher office-related expenses of $7.4 million. General and administrative expenses increased $86.0 million, or 15.5%, in 2022. The increase was primarily due to higher professional fees of $27.3 million, higher portfolio services fees of $21.3 million, higher technology fees of $19.1 million, a valuation adjustment of $7.4 million associated with the classification of BRS as held for sale, higher office-related expenses of $6.9 million and a $5.6 million impairment of certain acquisition related intangible assets.
Contingent Payment Arrangements
Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in current and previous periods, as well as accretion expense of these liabilities. For the years ended December 31, 2023, 2022 and 2021, we recognized $8.8 million, $6.6 million and $3.3 million, respectively, in accretion expense related to our contingent considerations payable. During 2023, we recorded a change in estimate related to the contingent consideration liability associated with the acquisition of Autonomous LLC in 2019 of $14.1 million. The change in estimate was based upon better than expected revenues during the 2023 performance evaluation period. There were no changes in our estimates during the year ended December 31, 2022. During 2021, we recorded a change in estimate related to the contingent consideration liability associated with the acquisition of Ramius Alternative Solutions LLC of $0.6 million. Due to the loss of acquired investment management contracts, the carrying value of the finite-lived intangible assets exceeded the fair value of the contracts. These expenses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within contingent payment arrangements in our consolidated statements of income.
Interest on Borrowings
Interest expense increased $36.5 million in 2023, reflecting higher interest rates on borrowings and higher weighted average borrowings. Average daily borrowings for the EQH facilities and commercial paper were $1,014 million at a weighted average interest rate of 5.1% during 2023 compared to $845.5 million and 1.7% during 2022.
Interest expense increased $12.8 million in 2022, reflecting higher interest rates on borrowings and higher weighted average borrowings. Average daily borrowings for the EQH facilities and commercial paper were $845.5 million at a weighted average interest rate of 1.7% during 2022 compared to $561.6 million and 0.2% during 2021.
Amortization of Intangible Assets
Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. On July 1, 2022, AB acquired CarVal Investors L.P. ("CarVal"), which resulted in recording of $303.0 million of finite-lived intangible assets primarily relating to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years (see Note 24 Acquisitions and Divestitures to our consolidated financial statements in Item 8). Amortization of intangible assets increased $20.3 million in 2023. The increase was primarily due to the acquired intangible assets associated with the CarVal acquisition. Amortization of intangible assets increased $20.9 million in 2022. The increase was primarily due to the acquired intangible assets associated with the CarVal acquisition.
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

2023 Annual Report	51

Part II
Income tax expense decreased $10.6 million, or 26.7%, in 2023 compared to 2022. This decrease is primarily driven by a one time tax benefit of $22.4 million resulting from the release of a valuation allowance on a capital loss tax asset due to a tax planning action identified in the fourth quarter of 2023, due to a future restructuring of certain foreign subsidiaries that would not have a material impact on AB operations. This resulted in a lower effective tax rate in 2023 of 3.6% compared to 4.9% in 2022.
Income tax expense decreased $23.1 million, or 36.8%, in 2022 compared to 2021. This decrease is due to lower pre-tax book income and one-time discrete items which resulted in a lower effective tax rate in 2022 of 4.9% compared to 5.2% in 2021.
Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests
Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. In 2023, we had $24.0 million of net income of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds. In 2022, we had $56.4 million of net loss of consolidated entities attributable to non-controlling interests, primarily due to losses on investments held by our consolidated company-sponsored investment funds. In 2021 we had $5.1 million of net income of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds.
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
During 2023, net cash provided by operating activities was $0.9 billion, compared to $1.1 billion during 2022. The change primarily was due to an increase in fees receivable of $161.1 million, lower earnings of $159.9 million (after non-cash reconciling items), a decrease in broker-dealer related payables (net of receivable and segregated U.S. Treasury Bills activity) of $133.3 million and an increase in deferred sales commissions of $59.8 million, partially offset by net activity of our consolidated company-sponsored investment funds of $166.0 million and an increase in accrued compensation of $127.4 million. During 2022, net cash provided by operating activities was $1.1 billion, compared to $1.3 billion during 2021. The change primarily was due to lower earnings of $265.1 million (after non-cash reconciling items), a decrease in accrued compensation of $200.8 million and a decrease in broker-dealer related payables (net of receivable and segregated U.S. Treasury Bills activity) of $169.2 million, partially offset by net activity of our consolidated company-sponsored investment funds of $252.0 million and an increase in fees receivable of $193.3 million.
During 2023, net cash used in investing activities was $33.6 million, compared to $22.0 million during 2022. The change is due to the acquisition of CarVal, net cash acquired of $40.3 million in 2022, partially offset by lower purchases of furniture, equipment and leasehold improvements of $28.7 million. During 2022, net cash used in investing activities was $22.0 million, compared to $65.7 million during 2021. The change is primarily due to the acquisition of CarVal, net cash acquired of $40.3 million in 2022.
During 2023, net cash used in financing activities was $1.0 billion, compared to $1.1 billion during 2022. The change reflects lower cash distributions to Unitholders of $230.6 million, a decrease in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $66.5 million and the repayment of CarVal debt of $42.7 million, partially offset by higher net purchases of non-controlling interests of consolidated company-sponsored investment funds of $187.1 million and lower net borrowings of debt of $70.7 million. During 2022, net cash used in financing activities was $1.1 billion, compared to $0.9 billion during 2021. The change reflects lower net purchases of non-controlling interests of consolidated company-sponsored investment funds in 2022 of $309.9 million, repayment of CarVal debt of $42.7 million and a decrease in overdrafts payable of $41.6 million, partially offset by higher net borrowings of debt of $155.0 million and a decrease in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $51.3 million.
As of December 31, 2023, AB had $1.0 billion of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds and cash held-for-sale), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities and cash held by foreign subsidiaries of $585.8 million.

52	AllianceBernstein

Part II
See Note 12 to our consolidated financial statements in Item 8 for disclosures relating to our debt and credit facilities. We use our debt and credit facilities to seed certain new investment products which may expose us to market risk, credit risk and material gains and losses. To reduce our exposure, we enter into various futures, forwards, options and swaps primarily to economically hedge certain of our seed money investments. While in most cases broad market risks are hedged and are effective in reducing our exposure, our hedgers are imperfect and we may remain exposed to some market risk and credit-related losses in the event of non-performance by counterparties on these derivative instruments.
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
AB maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business of each of SCB LLC, our U.K.-based broker-dealer and our Cayman subsidiary. We also maintain three additional guarantees with other commercial banks under which we guarantee approximately $270.9 million of obligations for our U.K.-based broker-dealer and $99.0 million of obligations for our India-based broker-dealer. In the event that any of these three entities is unable to meet its obligations, AB will pay the obligations when due or on demand.
We also have two smaller guarantees with a commercial bank totaling approximately $1.9 million, under which we guarantee certain obligations in the ordinary course of business of one of our foreign subsidiaries.
We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.
Aggregate Contractual Obligations
We have various compensation and benefit obligations, including accrued salaries and fringes, commissions, payroll taxes, incentive payments and deferred compensation arrangements. The majority of our compensation and benefits obligations are paid out in less than one year, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years. Accrued compensation and benefits as of December 31, 2023 totaled $354.5 million. This amount excludes our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $41.1 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the aforementioned accrued compensation and benefits obligation amount.
We expect to make contributions to our qualified profit sharing plan of approximately $19.0 million in each of the next four years. We do not currently anticipate that we will contribute to the Retirement Plan during 2024.
The 2017 Tax Act (enacted in the U.S. on December 22, 2017) imposed a federal transition tax on mandatory deemed repatriation of certain deferred foreign earnings. Management elected to pay the transition tax in installments over an eight-year period from 2018 to 2025. The federal transition tax obligation as of December 31, 2023 totaled $8.7 million and is recorded to income tax payable on our consolidated statement of financial condition. See Note 21 to our consolidated financial statements in Item 8 for further discussion of our taxes.
See Note 13 to our consolidated financial statements in Item 8 for discussion of our leases.
See Note 12 to our consolidated financial statements in Item 8 for a discussion of our debt.

2023 Annual Report	53

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
As of December 31, 2023, we had goodwill of $3.6 billion on the consolidated statement of financial condition, which included $666.1 million as a result of the CarVal Investors L.P. ("CarVal") acquisition in the third quarter of 2022, $2.8 billion as a result of the Sanford C. Bernstein Inc. (“Bernstein”) acquisition in 2000 and $291.9 million in regard to various smaller acquisitions. Approximately $159.8 million of goodwill has been classified as assets held for sale on the consolidated statement of financial condition. For further discussion, see Note 24 Acquisitions and Divestitures in Item 8 to these consolidated financial statements.
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
For our annual impairment test, we utilize the market approach where the fair value of the reporting unit is based on its unadjusted market valuation (AB Units outstanding multiplied by AB Holding's Unit price) and earnings multiples. A goodwill impairment would be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The goodwill impairment test does not include a determination by management of whether a decline in fair value is temporary and it is important that management's determination of fair value reflect the impact of changing market conditions, including the severity and anticipated duration of any such changes. The price of a publicly traded AB Holding Unit serves as a reasonable starting point for valuing an AB Unit because each represents the same fractional interest in our underlying business. Our market approach analysis also includes comparable industry earnings multiples applied to our earnings forecast and assumes a control premium (when applicable).
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
For contingent liabilities, we typically use a valuation method that is a form of the income approach, whereby a forecast of future cash flows attributable to the asset are discounted to present value using a risk-adjusted discount rate. We develop a forecast of future cash flows attributable to the performance objectives that are then discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows.

54	AllianceBernstein

Part II
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
•Our Relocation Strategy: While many of the expenses, expense savings and EPU impact we expect will result from our Relocation Strategy are presented with numerical specificity, and we believe these figures to be reasonable as of the date of this report, the uncertainties surrounding the assumptions on which our estimates are based create a significant risk that our current estimates may not be realized. These assumptions include:
•the amount and timing of employee relocation costs, severance, and overlapping compensation and occupancy costs we experience; and
•the timing for execution of each phase of our relocation implementation plan.

2023 Annual Report	55

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
We enter into various futures, forwards, swaps and options primarily to economically hedge our seed capital investments. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging. See Note 7 Derivative Instruments to our consolidated financial statements in Item 8.
Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2023 and 2022. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31
	2023		2022
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$70,750	$(4,394)	$93,221	$(5,789)

56	AllianceBernstein

Part II

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% decrease in equity prices from those prevailing as of December 31, 2023 and 2022. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31
	2023		2022
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$117,434	$(11,743)	$65,846	$(6,585)
Other investments	$55,371	$(5,537)	$58,451	$(5,845)

2023 Annual Report	57

Part II
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the General Partner and Unitholders of AllianceBernstein L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of AllianceBernstein L.P. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

58	AllianceBernstein

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

Performance Based Fees

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s performance-based fees earned were $144.9 million for the year ended December 31, 2023, which are earned based on the value of the investors’ assets under management (AUM). The transaction price for the asset management performance obligation for certain investment advisory contracts, including those associated with hedge funds and alternative investments, provide for a performance-based fee, in addition to the base advisory fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. The performance-based fees are forms of variable consideration and are therefore excluded from the transaction price until it becomes probable that there will not be significant reversal of the cumulative revenue recognized. Constraining factors impacting the amount of variable consideration included in the transaction price include the contractual claw-back provisions to which the variable consideration is subject, the length of time to which the uncertainty of the consideration is subject, the number and range of possible consideration amounts, the probability of significant fluctuations in the AUM market value, and the level at which the AUM value exceeds the contractual threshold required to earn such a fee. Management calculates AUM using established market-based valuation methods and fair valuation (non-observable market) methods. Fair valuation methods, which include discounted cash flow models and other methods, are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities.

The principal considerations for our determination that performing procedures relating to performance-based fees is a critical audit matter are (i) a high degree of auditor effort in performing procedures and evaluating audit evidence related to these fees, including evaluating audit evidence related to the assessment of the constraining factors impacting the amount of variable consideration and the calculation of AUM and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s revenue recognition process for performance-based fees, including controls over the assessment of the constraining factors and the calculation of AUM. These procedures also included, among others (i) testing management’s process for determining performance-based fees, including evaluating the appropriateness of the fair valuation methods used to calculate AUM; (ii) evaluating, on a sample basis, the reasonableness of the constraining factors related to (a) contractual claw-back provisions to which variable consideration is subject, (b) the length of time to which the uncertainty of the consideration is subject, (c) the number and range of possible consideration amounts, (d) the probability of significant fluctuations in the AUM market value, and (e) the level at which the AUM value exceeded the contractual threshold required to earn such fees, as applicable. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the AUM by (i) developing an independent range of prices for a sample of securities in the underlying products where fair valuation methods were used and (ii) comparing the independent range of prices to management’s estimate. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the inputs for the sampled securities.

/s/PricewaterhouseCoopers LLP
Nashville, Tennessee
February 9, 2024
We have served as the Company’s auditor since 2006.

2023 Annual Report	59

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	Years Ended December 31
	2023	2022
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$1,000,103	$1,130,143
Cash and securities segregated, at fair value (cost $859,448 and $1,511,916)	867,680	1,522,431
Receivables, net:
Brokers and dealers	53,144	112,226
Brokerage clients	1,314,656	1,881,496
AB funds fees	343,334	314,247
Other fees	125,500	127,040
Investments:
Long-term incentive compensation-related	40,033	47,870
Other	203,521	169,648
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	7,739	19,751
Investments	397,174	516,536
Other assets	25,299	44,424
Furniture, equipment and leasehold improvements, net	176,348	189,258
Goodwill	3,598,591	3,598,591
Intangible assets, net	264,555	310,203
Deferred sales commissions, net	87,374	52,250
Right-of-use assets	323,766	371,898
Assets held for sale	564,776	551,351
Other assets	216,213	179,568
Total assets	$9,609,806	$11,138,931

60	AllianceBernstein

Part II

	Years Ended December 31
	2023	2022
	(in thousands, except unit amounts)
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$259,175	$389,828
Brokerage clients	2,200,835	3,322,903
AB mutual funds	644	162,291
Contingent consideration liability	252,690	247,309
Accounts payable and accrued expenses	172,163	173,466
Lease liabilities	369,017	427,479
Liabilities of consolidated company-sponsored investment funds	12,537	55,529
Accrued compensation and benefits	372,305	415,878
Debt	1,154,316	990,000
Liabilities held for sale	153,342	107,952
Total liabilities	4,947,024	6,292,635
Commitments and contingencies (See Note 14)
Redeemable non-controlling interest of consolidated entities	209,420	368,656
Capital:
General Partner	45,388	45,985
Limited partners: 286,609,212 and 285,979,913 units issued and outstanding	4,590,619	4,648,113
Receivables from affiliates	(4,490)	(4,270)
AB Holding Units held for long-term incentive compensation plans	(76,363)	(95,318)
Accumulated other comprehensive loss	(106,364)	(129,477)
Partners’ capital attributable to AB Unitholders	4,448,790	4,465,033
Non-redeemable non-controlling interests in consolidated entities	4,572	12,607
Total capital	4,453,362	4,477,640
Total liabilities, non-controlling interest and capital	$9,609,806	$11,138,931
See Accompanying Notes to Consolidated Financial Statements.

2023 Annual Report	61

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2023	2022	2021
	(in thousands, except per unit amounts)
Revenues:
Investment advisory and services fees	$2,975,468	$2,971,038	$3,194,524
Bernstein research services	386,142	416,273	452,017
Distribution revenues	586,263	607,195	652,240
Dividend and interest income	199,443	123,091	38,734
Investment gains (losses)	14,206	(102,413)	(636)
Other revenues	101,342	105,544	108,409
Total revenues	4,262,864	4,120,728	4,445,288
Less: Broker-dealer related interest expense	107,541	66,438	3,686
Net revenues	4,155,323	4,054,290	4,441,602
Expenses:
Employee compensation and benefits	1,769,153	1,666,636	1,716,013
Promotion and servicing:
Distribution-related payments	610,368	629,572	708,117
Amortization of deferred sales commissions	36,817	34,762	34,364
Trade execution, marketing, T&E and other	215,643	215,556	197,486
General and administrative	581,571	641,635	555,608
Contingent payment arrangements	22,853	6,563	2,710
Interest on borrowings	54,394	17,906	5,145
Amortization of intangible assets	46,854	26,564	5,697
Total expenses	3,337,653	3,239,194	3,225,140
Operating income	817,670	815,096	1,216,462
Income tax	29,051	39,639	62,728
Net income	788,619	775,457	1,153,734
Net income (loss) income of consolidated entities attributable to non-controlling interests	24,009	(56,356)	5,111
Net income attributable to AB Unitholders	$764,610	$831,813	$1,148,623
Net income per AB Unit:
Basic	$2.65	$3.01	$4.18
Diluted	$2.65	$3.01	$4.18
See Accompanying Notes to Consolidated Financial Statements.

62	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2023	2022	2021
	(in thousands)
Net income	$788,619	$775,457	$1,153,734
Other comprehensive income:
Foreign currency translation adjustments, before reclassification and tax:	14,262	(47,208)	(7,839)
Less: reclassification adjustment for (losses) gains included in net income upon liquidation	(389)	—	4,458
Foreign currency translation adjustments, before tax	14,651	(47,208)	(12,297)
Income tax (expense) benefit	(618)	1,215	457
Foreign currency translation adjustments, net of tax	14,033	(45,993)	(11,840)
Changes in employee benefit related items:
Amortization of prior service cost	24	24	24
Recognized actuarial gain	9,135	6,922	15,743
Changes in employee benefit related items	9,159	6,946	15,767
Income tax (expense)	(79)	(95)	(59)
Employee benefit related items, net of tax	9,080	6,851	15,708
Other comprehensive gain (loss)	23,113	(39,142)	3,868
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	24,009	(56,356)	5,111
Comprehensive income attributable to AB Unitholders	$787,723	$792,671	$1,152,491
See Accompanying Notes to Consolidated Financial Statements.

2023 Annual Report	63

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31
	2023	2022	2021
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$45,985	$42,850	$41,776
Net income	7,646	8,318	11,486
Cash distributions to General Partner	(8,411)	(10,715)	(10,605)
Long-term incentive compensation plans activity	(21)	25	117
Issuance (retirement) of AB Units, net	189	(385)	76
Issuance of AB Units for CarVal acquisition	—	5,892	—
Balance, end of year	45,388	45,985	42,850
Limited Partners' Capital
Balance, beginning of year	4,648,113	4,336,211	4,229,485
Net income	756,964	823,495	1,137,137
Cash distributions to Unitholders	(830,860)	(1,059,105)	(1,049,287)
Long-term incentive compensation plans activity	(2,080)	2,521	11,586
Issuance (retirement) of AB Units, net	18,482	(38,286)	7,290
Issuance of AB Units for CarVal acquisition	—	583,277	—
Balance, end of year	4,590,619	4,648,113	4,336,211
Receivables from Affiliates
Balance, beginning of year	(4,270)	(8,333)	(8,316)
Long-term incentive compensation awards expense	727	607	941
Capital contributions (to) from AB Holding	(947)	3,456	(958)
Balance, end of year	(4,490)	(4,270)	(8,333)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(95,318)	(119,470)	(57,219)
Purchases of AB Holding Units to fund long-term compensation plans, net	(144,086)	(210,568)	(261,825)
(Issuance) retirement of AB Units, net	(17,562)	40,346	(7,348)
Long-term incentive compensation awards expense	179,724	198,783	215,484
Re-valuation of AB Holding Units held in rabbi trust	879	(4,240)	(9,690)
Other	—	(169)	1,128
Balance, end of year	(76,363)	(95,318)	(119,470)

Accumulated Other Comprehensive (Loss)
Balance, beginning of year	(129,477)	(90,335)	(94,203)
Foreign currency translation adjustment, net of tax	14,033	(45,993)	(11,840)
Changes in employee benefit related items, net of tax	9,080	6,851	15,708
Balance, end of year	(106,364)	(129,477)	(90,335)
Total Partners' Capital attributable to AB Unitholders	4,448,790	4,465,033	4,160,923
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of year	12,607	—	—
CarVal acquisition	—	12,607	—
Net income	743	—	—
Distributions to non-controlling interests, net	(8,514)	—	—
Adjustment	(264)	—	—
Balance, end of year	4,572	12,607	—
Total Capital	$4,453,362	$4,477,640	$4,160,923
See Accompanying Notes to Consolidated Financial Statements.

2023 Annual Report	64

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2023	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$788,619	$775,457	$1,153,734
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	36,817	34,762	34,364
Non-cash long-term incentive compensation expense	180,451	199,390	216,425
Depreciation and other amortization	92,113	66,617	44,985
Unrealized (gains) losses on investments	(7,810)	40,857	4,454
Unrealized (gains) losses on investments of consolidated company-sponsored investment funds	(48,350)	73,194	1,882
Non-cash lease expense	101,761	99,861	98,773
(Gain) loss on assets held for sale	(800)	7,400	—
Change is estimate of contingent payment arrangements	14,050	—	—
Other, net	(4,641)	14,604	22,580
Changes in assets and liabilities:
Decrease (increase) in securities, segregated	654,751	(18,474)	249,521
Decrease (increase) in receivables	629,204	35,410	(360,789)
(Increase) in investments	(10,656)	(10,331)	(27,000)
Decrease (increase) in investments of consolidated company-sponsored investment funds	167,712	23,295	(312,325)
(Increase) in deferred sales commissions	(71,941)	(12,113)	(45,197)
(Increase) in other assets	(36,263)	(5,487)	(6,578)
(Increase) decrease in other assets and liabilities of consolidated company-sponsored investment funds, net	(23,867)	(45,432)	38,161
(Decrease) increase in payables	(1,451,280)	110,112	214,139
(Decrease) increase in accounts payable and accrued expenses	(6,992)	(8,424)	35,877
(Decrease) increase in accrued compensation and benefits	(22,848)	(150,285)	50,545
Cash payments to relieve operating lease liabilities	(107,738)	(109,182)	(114,769)
Net cash provided by operating activities	872,292	1,121,231	1,298,782

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(33,627)	(62,308)	(61,931)
Acquisition of businesses, net of cash acquired	—	40,282	(3,793)
Net cash used in investing activities	(33,627)	(22,026)	(65,724)
Cash flows from financing activities:
Proceeds from debt, net	164,316	235,000	80,000
(Decrease) increase in overdrafts payable	—	(25,411)	16,192
Distributions to General Partner and Unitholders	(839,271)	(1,069,820)	(1,059,892)
(Redemptions) subscriptions of non-controlling interests of consolidated company-sponsored investment funds, net	(183,245)	3,843	313,699
Capital contributions (to) from affiliates	(2,164)	1,590	(2,346)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	—	178	3,402
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(144,086)	(210,568)	(261,825)
Payment of acquisition-related debt obligation	—	(42,661)	—
Other, net	(4,870)	(2,131)	(2,186)
Net cash used in financing activities	(1,009,320)	(1,109,980)	(912,956)
Effect of exchange rate changes on cash and cash equivalents	22,527	(56,234)	(17,982)
Net (decrease) increase in cash and cash equivalents	(148,128)	(67,009)	302,120
Cash and cash equivalents as of beginning of the period	1,309,017	1,376,026	1,073,906
Cash and cash equivalents as of end of the period	$1,160,889	$1,309,017	$1,376,026

Cash paid:
Interest paid	$155,335	$78,434	$5,263
Income taxes paid	57,261	55,473	55,656

Non-cash investing activities:
Fair value of assets acquired (excluding cash acquired of zero, $40.8 million and $2.8 million, for 2023, 2022 and 2021, respectively)	—	1,085,141	13,235
Fair value of deferred tax asset recorded	—	5,072	—
Fair value of liabilities assumed	—	296,750	1,642
Fair value of non-redeemable non-controlling interest recorded	—	13,191	—
Non-cash financing activities:
Payables recorded under contingent payment arrangements	—	231,385	7,800
Equity consideration issued in connection with acquisition	—	589,169	—
See Accompanying Notes to Consolidated Financial Statements.

2023 Annual Report	65

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
•Actively managed alternative investments, including fundamental and systematically-driven hedge funds, fund of hedge funds and direct assets (e.g., direct lending, real estate debt and private equity);
•Portfolios with Purpose, including Sustainable, Impact and Responsible+ (Climate-Conscious and ESG leaders) equity, fixed income and multi-asset strategies that address our clients' desire to invest their capital with a dedicated ESG focus, while pursuing strong investment returns;
•Multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds; and
•Passively managed equity and fixed income strategies, including index, ESG index and enhanced index strategies.

66	AllianceBernstein

Part II
Organization
As of December 31, 2023, EQH owned approximately 3.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.
As of December 31, 2023, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	59.8%
AB Holding	39.5
Unaffiliated holders	0.7
100.0%
Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.2% economic interest in AB as of December 31, 2023.
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
Recently Adopted Accounting Pronouncements or Accounting Pronouncements
Not Yet Adopted
Recently Adopted Accounting Pronouncements
During 2023, there have been no recently adopted accounting pronouncements that have or are expected to have a material impact on our consolidated results of operations.
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This amendment is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and certain information about income taxes paid. This revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2024. The revised guidance will not have a material impact on our financial condition or results of operations.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impacts of the new standard.

2023 Annual Report	67

Part II
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
The transaction price for the asset management performance obligation for certain investment advisory contracts, including those associated with hedge funds and other alternative investments, provide for a performance-based fee (including carried interest), in addition to a base advisory fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. The performance-based fees are forms of variable consideration and are therefore excluded from the transaction price until it becomes probable that there will not be significant reversal of the cumulative revenue recognized. At each reporting date, we evaluate the constraining factors, discussed below, surrounding the variable consideration to determine the extent to which, if any, revenues associated with the performance-based fee can be recognized.
Constraining factors impacting the amount of variable consideration included in the transaction price include: the contractual claw-back provisions to which the variable consideration is subject, the length of time to which the uncertainty of the consideration is subject, the number and range of possible consideration amounts, the probability of significant fluctuations in the AUM market value and the level at which the AUM value exceeds the contractual threshold required to earn such a fee.

Bernstein Research Services

Bernstein Research Services revenue consists principally of commissions received, and to a lesser but increasing extent, direct payments for trade execution services and equity research services provided to institutional clients. Brokerage commissions for trade execution services and related expenses are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the time of each trade and is based upon the number of shares traded or the value of the consideration traded. The transaction price for research revenues is not fixed and is at the customer's discretion. In many cases there is no contract between AB and the customer for research services, so there is no performance obligation present that requires AB to provide the research or for the customer to compensate AB for the research consumed. The customer has the unilateral right to determine the amount it will pay and whether it will continue to receive research. Research revenues are recognized when the transaction price is quantified, collectability is assured and significant reversal of such revenue is not probable.
In the fourth quarter of 2022, AB and Société Générale (EURONEXT: GLE, “SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. As a result, the Bernstein Research Services ("BRS") business has been classified as held for sale. For further discussion, see Note 24 Acquisitions and Divestitures.

68	AllianceBernstein

Part II

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

Contract Assets and Liabilities

We use the practical expedient for contracts that have an original duration of one year or less. Accordingly, we do not consider the time value of money and, instead, accrue the incremental costs of obtaining the contract when incurred. As of December 31, 2023, the balances of contract assets and contract liabilities are not considered material and, accordingly, no further disclosures are necessary.

2023 Annual Report	69

Part II
Consolidation of Company-Sponsored Investment Funds
For legal entities (company-sponsored investment funds) evaluated for consolidation, we first determine whether the fees we receive and the interests we hold qualify as a variable interest in the entity, including an evaluation of fees paid to us as a decision maker or service provider to the entity being evaluated. Fees received by us are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length, and (iii) our other economic interests in the entity held directly and indirectly through our related parties, as well as economic interests held by related parties under common control, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. For purposes of determining whether AB has an equity interest in an entity, the related parties referred to above are those entities under common control that AB has a direct variable interest in and considered a consolidated entity. Our parent company, EQH, regularly invests in our seed program. In this circumstance, EQH is not considered a related party for our consolidation analysis because AB does not have a direct variable interest in EQH.
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
Brokerage Transactions
Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral and have done so at various times. As of December 31, 2023 and 2022, we had $122.4 million and $267.1 million of re-pledged securities, respectively. Principal securities transactions and related expenses are recorded on a trade date basis.

70	AllianceBernstein

Part II
Securities borrowed and securities loaned by our broker-dealer subsidiaries are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require us to deposit cash collateral with the lender. With respect to securities loaned, we receive cash collateral from the borrower. See Note 8 Offsetting Assets and Liabilities for securities borrowed and loaned amounts recorded in our consolidated statements of financial condition as of December 31, 2023 and 2022. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2023 and 2022, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transaction.
Cash on deposit with clearing organizations for trade purposes is reported in assets held for sale on the consolidated statement of financial condition as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and 2022, we held no U.S. Treasury bills pledged as collateral. These clearing organizations have the ability by contract or custom to sell or re-pledge the collateral, if any.
Current Expected Credit Losses- Receivables from Brokerage clients
Receivables from clients primarily consists of margin loan balances. The value of the securities owned by clients and held as collateral for these receivables is not reflected in the consolidated financial statements and the collateral was not repledged as of December 31, 2023 and 2022. We consider these financing receivables to be of good credit quality because these receivables are primarily collateralized by the related client investments.
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
Current Expected Credit Losses - Receivables from Revenue Contracts with Customers
The majority of our revenue receivables are from investment advisory and service fees, and distribution revenues, that are typically paid out of the client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in accounts or funds, the account value always exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. These receivables have a short duration, generally due within 30-90 days and there is minimal historical evidence of non-payment or market declines that would cause the fair value of the underlying securities to decline below the amortized cost of the receivables. AB maintains an allowance for credit losses based upon an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Once determined uncollectible, aged balances are written off as credit loss expense. This determination is based on careful analysis of individual receivables and aging schedules, and generally occurs when the receivable becomes over 360 days past due. Our aged receivables and amounts written off related to credit losses in any year are not material.
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
As of December 31, 2023, we had goodwill of $3.6 billion on the consolidated statement of financial condition which included $666.1 million as a result of the CarVal L.P. Investors ("CarVal") acquisition in the third quarter of 2022 ("CarVal acquisition"), $2.8 billion as a result of the Sanford C. Bernstein Inc. (“Bernstein”) acquisition in 2000 and $291.9 million in regard to various smaller acquisitions. Approximately, $159.8 million of goodwill has been classified as assets held for sale on the consolidated statement of financial condition.

2023 Annual Report	71

Part II
Goodwill is tested annually, as of September 30, for impairment utilizing the market approach where the fair value of the reporting unit is based on its unadjusted market valuation (AB Units outstanding multiplied by AB Holding's Unit price) and adjusted market valuations assuming a control premium (when applicable). A goodwill impairment would be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The goodwill impairment test does not include a determination by management of whether a decline in fair value is temporary and it is important that management's determination of fair value reflect the impact of changing market conditions, including the severity and anticipated duration of any such changes.
As a part of our goodwill impairment evaluation, management uses the price of a publicly traded AB Holding Unit as a reasonable starting point for valuing an AB Unit because each represents the same fractional interest in our underlying business. Throughout the year, the carrying value of goodwill is also reviewed for impairment if certain events or changes in circumstances occur and trigger whether an interim impairment test may be required. Such changes in circumstances may include, but are not limited to, significant transactions including acquisitions or divestitures; a sustained decrease in the price of an AB Holding Unit or declines in AB’s market capitalization that would suggest that the fair value of the reporting unit is less than the carrying amount; significant and unanticipated declines in AB’s assets under management or revenues; and/or lower than expected earnings per unit. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, but none of these events or circumstances by itself would indicate that it is more likely than not that goodwill is impaired. Instead, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired. As of September 30, 2023, the impairment test indicated that goodwill was not impaired.
Business Combinations
We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, as well as any non-controlling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses are expensed as incurred.
Often, as part of the business combination, intangible assets are recorded based on their estimated fair value at the time of acquisition and primarily relate to acquired investment management contracts. We periodically review indefinite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any. During 2023, 2022 and 2021, these expenses included an intangible asset impairment charge of zero, $5.6 million and $1.0 million, respectively, related to various historical acquisitions.
We periodically enter into contingent payment arrangements in connection with our business combinations. In these arrangements, we agree to pay additional consideration to the sellers to the extent that certain performance targets are achieved. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a liability on a discounted basis on our consolidated statement of financial condition. We then accrete the obligation to its expected payment amount over the measurement period. If our expected payment amount subsequently changes, the obligation is modified in the current period resulting in a gain or loss. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within contingent payment arrangements in our consolidated statements of income. The CarVal acquisition resulted in the recording of a contingent consideration payable of $228.9 million if certain performance targets are achieved over a six-year period (see Note 9 Fair Value and Note 24 Acquisitions and Divestitures). As of December 31, 2023 and December 31, 2022, the contingent consideration payable associated with the CarVal acquisition was $238.5 million and $232.1 million, respectively. During 2023, we recorded an expense of $28.4 million due to a change in estimate related to the contingent consideration associated with the acquisition of Autonomous LLC in 2019. The change in estimate was based upon better than expected revenues during the 2023 performance evaluation period. We recorded $14.1 million as contingent payment arrangement expense and $14.3 million as compensation and benefits expense in the condensed consolidated statement of income. The charges to compensation and benefits expense are due to certain service conditions and special awards included in the acquisition agreement. During 2023 and 2022, there were no impairments of contingent consideration payable recorded in the consolidated statements of income. During the fourth quarter of 2021, we recorded an impairment of the contingent consideration payable related to our 2016 acquisition of Ramius Alternative Solutions LLC. of of $0.6 million.
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

72	AllianceBernstein

Part II
Intangible Assets, Net
Intangible assets consist primarily of costs assigned to acquired investment management contracts based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life ranging from 5 to 20 years.
The CarVal acquisition in the third quarter of 2022 resulted in recording of $303.0 million of finite-lived intangible assets primarily relating to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years (see Note 24 Acquisitions and Divestitures).
As of December 31, 2023, intangible assets, net of accumulated amortization, of $264.6 million on the consolidated statement of financial condition consists of $249.4 million of finite-lived intangible assets subject to amortization and $15.2 million of indefinite-lived intangible assets not subject to amortization.
As of December 31, 2022, intangible assets, net of accumulated amortization, of $310.2 million on the consolidated statement of financial condition consisted of $295.0 million of finite-lived intangible assets subject to amortization and $15.2 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions.
The gross carrying amount of finite-lived intangible assets totaled $328.4 million as of December 31, 2023 and $327.9 million as of December 31, 2022, and accumulated amortization was $79.0 million as of December 31, 2023 and $32.9 million as of December 31, 2022.
Amortization expense was $46.9 million for 2023, $26.6 million for 2022 and $5.7 million for 2021. Estimated future annual amortization expense is approximately $46 million annually in years one through three and $25 million in year four and five.
We review indefinite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. This test is performed at least annually or as triggering events occur. If the carrying value exceeds fair value, we perform an impairment assessment to measure the amount of the impairment loss, if any. During the fourth quarter of 2023 we performed an impairment assessment of our intangible assets. The impairment assessment indicated that our intangible assets were not impaired. During the fourth quarters of 2022 and 2021, we recorded impairments of $5.6 million and $1.0 million, related to our 2014 acquisition of CPH Capital and our 2016 acquisition of Ramius Alternative Solutions LLC, respectively. Due to the loss of acquired investment management contracts during each respective year, the carrying value of the finite-lived intangible assets exceeded the fair value of the contracts. We determined the fair value of the contracts using a discounted cash flow model. The impairment charge was recorded in general and administrative expenses in the consolidated statements of income.
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
We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, we compare the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If we determine the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. There were no impairment charges recorded during 2023 or 2022.
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

2023 Annual Report	73

Part II
Additionally, we exclude any intangible assets such as software licensing agreements as stated in ASC 842-10-15-1. These arrangements will continue to follow the guidance of ASC 350, Intangibles - Goodwill and Other.
Loss Contingencies
With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses for such matters, whether in excess of any related accrued liability or where there is no accrued liability, and we disclose an estimate of the possible loss or range of losses. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages. Such is particularly the case when the litigation is in its early stages or when the litigation is highly complex or broad in scope. In these cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.
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
Assets and liabilities classified as held for sale on the consolidated statement of financial condition as of December 31, 2023 were $564.8 million and $153.3 million, respectively. Assets and liabilities classified as held for sale as of December 31, 2022 were $551.4 million and $108.0 million, respectively.
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
Awards granted in December 2023, 2022 and 2021 allowed employees to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates), who received an award of $100,000 or less, could have allocated 100% of their award to deferred cash. The number of AB Holding Units awarded was based on the closing price of an AB Holding Unit on the date as of which the awards were approved by the Compensation and Workplace Practices Committee (the "Compensation Committee") of the Board of Directors (the "Board"). For awards granted in 2023, 2022 and 2021:
•We engaged in open-market purchases of AB Holding Units or purchase newly issued AB Holding Units from AB Holding that are awarded to participants and keep them in a consolidated rabbi trust.
•Quarterly distributions on vested and unvested AB Holding Units were paid to participants, regardless of whether or not a long-term deferral election had been made.

74	AllianceBernstein

Part II
•Interest on deferred cash was accrued monthly based on our monthly weighted average cost of funds.
We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted AB Holding Unit awards is the closing price of an AB Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. For year-end long-term incentive compensation awards, employees who resign or are terminated without cause may retain their awards, provided the employee remains in compliance with certain agreements and covenants set forth in the applicable award agreement, including the imposition of forfeiture as a result of post-employment competition, prohibitions on employee and client solicitation, and a potential claw-back for failing to follow existing risk management policies. Because there is no service requirement, we fully expense these awards on the grant date. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements include a required service period. Regardless of whether the award agreement includes employee service requirements, AB Holding Units are typically delivered to employees ratably over three years to four years, unless the employee has made a long-term deferral election.
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
Repurchases of AB Holding Units for the years ended December 31, 2023 and 2022 consisted of the following:

	Years Ended December 31
	2023	2022
	(in millions)
Total amount of AB Holding Units Purchased(1)	4.7	5.2
Total Cash Paid for AB Holding Units Purchased(1)	$144.4	$211.8
Open Market Purchases of AB Holding Units Purchased(1)	2.0	2.3
Total Cash Paid for Open Market Purchases of AB Holding Units(1)	$62.6	$92.7
(1)Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. There was no plan adopted during the fourth quarter of 2023. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
During 2023, we granted to employees and Eligible Directors 5.6 million restricted AB Holding Units (including 5.0 million granted in December for 2023 year-end awards to employees). During 2022, we granted to employees and Eligible Directors 4.7 million restricted AB Holding Units (including 3.8 million granted in December for 2022 year-end awards to employees). We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.
During 2023 and 2022, AB Holding issued zero and 5,774 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of zero and $0.2 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly issued AB Units.

2023 Annual Report	75

Part II
Foreign Currency Translation and Transactions
Assets and liabilities of foreign subsidiaries are translated from functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction losses were $4.5 million, $10.2 million and $8.5 million for 2023, 2022 and 2021, respectively, and are reported in general and administrative expenses on the consolidated statements of income.
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
On February 6, 2024, the General Partner declared a distribution of $0.85 per AB Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2023. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on March 14, 2024 to holders of record on February 20, 2024.
Total cash distributions per Unit paid to the General Partner and Unitholders during 2023, 2022 and 2021 were $2.92, $3.87 and $3.86, respectively.
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
Subsequent Events
We evaluate subsequent events through the date that these financial statements are filed with the SEC.
We entered into a lease that commenced in January 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.
No other subsequent events were identified through the date these financials statements were filed with the SEC.

76	AllianceBernstein

Part II
3. Revenue Recognition
Revenues for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Years Ended December 31
	2023	2022	2021
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$2,830,557	$2,825,791	$2,949,405
Performance-based fees	144,911	145,247	245,119
Bernstein research services	386,142	416,273	452,017
Distribution revenues
All-in-management fees	284,057	290,740	350,674
12b-1 fees	63,127	69,041	83,920
Other distribution fees	239,079	247,414	217,646
Other revenues
Shareholder servicing fees	83,802	86,661	90,225
Other	17,061	18,120	16,034
	4,048,736	4,099,287	4,405,040
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	91,902	56,653	35,048
Investment gains (losses)	14,206	(102,413)	(636)
Other revenues	479	763	2,150
	106,587	(44,997)	36,562
Total net revenues	$4,155,323	$4,054,290	$4,441,602

2023 Annual Report	77

Part II
4. Net Income Per Unit
Basic net income per unit is derived by reducing net income for the 1.0% general partnership interest and dividing the remaining 99.0% by the basic weighted average number of limited partnership units outstanding for each year. Diluted net income per unit is derived by reducing net income for the 1.0% general partnership interest and dividing the remaining 99.0% by the total of the diluted weighted average number of limited partnership units outstanding for each year.

	Years Ended December 31
	2023	2022	2021
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$764,610	$831,813	$1,148,623
Weighted average units outstanding—basic	285,125	273,943	271,729
Dilutive effect of compensatory options to buy AB Holding Units	—	1	11
Weighted average units outstanding—diluted	285,125	273,944	271,740
Basic net income per AB Unit	$2.65	$3.01	$4.18
Diluted net income per AB Unit	$2.65	$3.01	$4.18
There were no anti-dilutive options excluded from diluted net income in 2023, 2022 and 2021.
5. Cash and Securities Segregated Under Federal Regulations and Other Requirements
As of December 31, 2023 and 2022, $0.9 billion and $1.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.
6. Investments
Investments consist of:

	Years Ended December 31
	2023	2022
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$18,882	$21,055
Seed capital	128,771	138,012
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	21,151	26,815
Seed capital	57,624	15,711
Time deposits	6,517	7,750
Other	10,609	8,175
Total investments	$243,554	$217,518

78	AllianceBernstein

Part II
Total investments related to long-term incentive compensation obligations of $40.0 million and $47.9 million as of December 31, 2023 and 2022, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.
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
We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 15, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidated. As of December 31, 2023 and 2022, our total seed capital investments were $394.2 million and $309.6 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.
In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.
The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of December 31, 2023 and 2022 were as follows:

	Years Ended December 31
	2023	2022
	(in thousands)
Net gains (losses) recognized during the period	$14,372	$(23,855)
Less: net gains recognized during the period on equity securities sold during the period	6,132	17,960
Unrealized gains (losses) recognized during the period on equity securities held	$8,240	$(41,815)
7. Derivative Instruments
See Note 15 Consolidated Company-Sponsored Investment Funds for disclosure of derivative instruments held by our consolidated company-sponsored investment funds.
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
The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2023 and 2022 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

2023 Annual Report	79

Part II

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2023
Exchange-traded futures	$116,344	$1	$3,511	$(2,038)
Currency forwards	34,440	4,951	5,597	(82)
Interest rate swaps	11,345	294	349	110
Credit default swaps	139,607	9,265	4,197	(6,850)
Total return swaps	95,021	6	4,391	(5,443)
Option swaps	50,232	1	135	(2,107)
Total derivatives	$446,989	$14,518	$18,180	$(16,410)
December 31, 2022
Exchange-traded futures	$154,687	$1,768	$162	$19,994
Currency forwards	34,597	4,446	5,047	1,965
Interest rate swaps	16,847	386	262	70
Credit default swaps	225,671	17,507	7,302	(1,000)
Total return swaps	28,742	605	933	14,828
Option swaps	50,000	—	6	5,211
Total derivatives	$510,544	$24,712	$13,712	$41,068
As of December 31, 2023 and 2022, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investment gains (losses) on the consolidated statements of income.
We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash and U.S. Treasuries. As of December 31, 2023 and 2022, we held $5.7 million and $8.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.
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
Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of December 31, 2023 and 2022, we delivered $7.8 million and $4.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2023 and 2022, long and short exchange-traded equity options were classified as held for sale on our consolidated statement of financial position. For further discussion, see Note 24 Acquisitions and Divestitures.
Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client's transaction. Our options desk hedges the risk associated with this activity by taking offsetting positions in equities. For the year ended December 31, 2023 and 2022, we recognized $4.9 million and $22.1 million of losses on equity options activity, respectively. These losses are recognized in investment gains (losses) in the consolidated statements of income.

80	AllianceBernstein

Part II
8. Offsetting Assets and Liabilities
See Note 15, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.
Offsetting of assets as of December 31, 2023 and 2022 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2023
Securities borrowed	$23,229	$—	$23,229	$(23,229)	$—	$—
Derivatives	14,518	—	14,518	—	(5,691)	8,827
December 31, 2022
Securities borrowed	$62,063	$—	$62,063	$(62,058)	$—	$5
Derivatives	24,712	—	24,712	—	(8,361)	16,351
Offsetting of liabilities as of December 31, 2023 and 2022 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2023
Securities loaned	$125,101	$—	$125,101	$(122,369)	$—	$2,732
Derivatives	18,180	—	18,180	—	(7,795)	10,385
December 31, 2022
Securities loaned	$272,580	$—	$272,580	$(267,053)	$—	$5,527
Derivatives	13,712	—	13,712	—	(4,158)	9,554
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

2023 Annual Report	81

Part II
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of December 31, 2023 and 2022 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2023
Money markets	$146,906	$—	$—	$—	$—	$146,906
Securities segregated (U.S. Treasury Bills)	—	867,679	—	—	—	867,679
Derivatives	1	14,517	—	—	—	14,518
Investments:
Equity securities	113,833	32,104	118	1,598	—	147,653
Limited partnership hedge funds(2)	—	—	—	—	78,775	78,775
Time deposits(3)	—	—	—	—	6,517	6,517
Other investments	7,870	—	—	—	2,739	10,609
Total investments	121,703	32,104	118	1,598	88,031	243,554
Total assets measured at fair value	$268,610	$914,300	$118	$1,598	$88,031	$1,272,657
Derivatives	3,511	14,669	—	—	—	18,180
Contingent payment arrangements	—	—	252,690	—	—	252,690
Total liabilities measured at fair value	$3,511	$14,669	$252,690	$—	$—	$270,870
December 31, 2022:
Money markets	$95,521	$—	$—	$—	$—	$95,521
Securities segregated (U.S. Treasury Bills)	—	1,521,705	—	—	—	1,521,705
Derivatives	1,768	22,944	—	—	—	24,712
Investments:
Equity securities	129,655	27,799	129	1,484	—	159,067
Limited partnership hedge funds(2)	—	—	—	—	42,526	42,526
Time deposits(3)	—	—	—	—	7,750	7,750
Other investments	6,689	—	—	—	1,486	8,175
Total investments	136,344	27,799	129	1,484	51,762	217,518
Total assets measured at fair value	$233,633	$1,572,448	$129	$1,484	$51,762	$1,859,456
Derivatives	162	13,550	—	—	—	13,712
Contingent payment arrangements	—	—	247,309	—	—	247,309
Total liabilities measured at fair value	$162	$13,550	$247,309	$—	$—	$261,021
(1)Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3)Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

82	AllianceBernstein

Part II
Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($7.9 million and $6.7 million as of December 31, 2023 and 2022, respectively). Other investments not measured at fair value include (i) investment in start-up company that does not have a readily available fair value (this investment was $0.3 million as of December 31, 2023 and 2022) and (ii) broker-dealer exchange memberships that are not measured at fair value in accordance with GAAP ($2.4 million and $1.2 million as of December 31, 2023 and 2022, respectively).
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
During the years ended December 31, 2023 and 2022, there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	December 31
	2023	2022
	(in thousands)
Balance as of beginning of period	$129	$126
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized (losses) gains, net	(11)	3
Balance as of end of period	$118	$129
Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the consolidated statements of income.

2023 Annual Report	83

Part II
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	December 31
	2023	2022
	(in thousands)
Balance as of beginning of period	$247,309	$38,260
Addition	—	231,385
Accretion	8,803	6,563
Changes in estimates(1)	14,050	—
Payments	(1,291)	—
Held for sale reclassification(1)	(16,181)	(28,899)
Balance as of end of period	$252,690	$247,309
(1)During 2023, we recorded a $14.1 million change in estimate associated with the acquisition of Autonomous LLC which is included in held for sale liabilities on the condensed consolidated statement of financial condition.
As of December 31, 2023, the expected revenue growth rates range from 2.0% to 83.9%, with a weighted average of 10.3%, calculated using cumulative revenues and range of revenue growth rates. The discount rates ranged from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2023 or 2022.
10. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net consist of:

	Years Ended December 31
	2023	2022
	(in thousands)
Furniture and equipment (1)	$168,415	$605,567
Leasehold improvements (1)	326,131	323,982
Total (1)	494,546	929,549
Less: Accumulated depreciation and amortization (1)	(318,198)	(740,291)
Furniture, equipment and leasehold improvements, net (1)	$176,348	$189,258
(1)During the fourth quarter of 2023 we wrote off approximately $461.7 million in fully depreciated assets.
Depreciation and amortization expense on furniture, equipment and leasehold improvements were $44.9 million, $39.7 million and $38.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

84	AllianceBernstein

Part II
11. Deferred Sales Commissions, Net
The components of deferred sales commissions, net, for the years ended December 31, 2023 and 2022 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	Years Ended December 31
	2023	2022
	(in thousands)
Carrying amount of deferred sales commissions	$187,870	$172,181
Less: Accumulated amortization	(66,899)	(66,184)
Cumulative CDSC received	(33,597)	(53,747)
Deferred sales commissions, net	$87,374	$52,250
Amortization expense associated with deferred sales commissions was $36.8 million, $34.8 million and $34.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Estimated future amortization expense related to the December 31, 2023 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2024	$39,894
2025	28,979
2026	16,997
2027	1,504
Total	$87,374
12. Debt
Credit Facility
AB has an $800.0 million committed, unsecured senior revolving credit facility (the "Credit Facility") with a group of commercial banks and other lenders, which matures on October 13, 2026. The Credit Facility was amended and restated on February 9, 2023, to reflect the transition from US LIBOR, which was retired June 30, 2023, to the term Secured Overnight Financial Rate ("SOFR"). Other than this immaterial change, there were no other significant changes included in the amendment. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2023, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
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
As of December 31, 2023 and 2022, we had no amounts outstanding under the Credit Facility. During 2023 and 2022, we did not draw upon the Credit Facility.

2023 Annual Report	85

Part II
EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of December 31, 2023, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.
As of both December 31, 2023 and 2022, AB had $900.0 million outstanding under the EQH Facility with interest rates of approximately 5.3% and 4.3%, respectively. Average daily borrowings on the EQH Facility during 2023 and 2022 were $743.1 million and $655.2 million, respectively, with weighted average interest rates of approximately 4.9% and 1.7%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of December 31, 2023, we were in compliance with these covenants. As of December 31, 2023, we had no amounts outstanding under the EQH Uncommitted Facility. As of December 31, 2022, we had $90.0 million outstanding under the EQH Uncommitted Facility with an interest rate of approximately 4.3%. Average daily borrowings on the EQH Facility during 2023 and 2022 were $3.6 million and $0.7 million, respectively, with weighted average interest rates of approximately 4.6% and 4.3%, respectively.
Commercial Paper
As of December 31, 2023, we had $254.3 million of commercial paper outstanding with an interest rate of 5.4%. As of December 31, 2022, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2023 and 2022 were $267.6 million and $189.9 million, respectively, with weighted average interest rates of approximately 5.2% and 1.5%, respectively.
SCB Lines of Credit
SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit us to borrow up to an aggregate of approximately $315.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of December 31, 2023 and 2022, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during 2023 and 2022 were $1.1 million and $1.4 million, respectively, with weighted average interest rates of approximately 7.8% and 3.7%, respectively.
13. Leases
We lease office space, office equipment and technology under various operating and financing leases. Our current leases have initial lease terms of one year to 15 years, some of which include options to extend the leases for up to seven years, and some of which include options to terminate the leases within one year.

86	AllianceBernstein

Part II
Leases included in the consolidated statements of financial condition as of December 31, 2023 and 2022 were as follows:

	Classification	December 31, 2023	December 31, 2022
	(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$312,588	$360,092
Operating lease liabilities	Lease liabilities	357,623	415,539
Finance Leases
Property and equipment, gross	Right-of-use assets	18,975	18,116
Amortization of right-of-use assets	Right-of-use assets	(7,797)	(6,310)
Property and equipment, net		11,178	11,806
Finance lease liabilities	Lease liabilities	11,394	11,940
The components of lease expense included in the consolidated statements of income for the years ended December 31, 2023 and 2022 were as follows:

		Years Ended December 31
	Classification	2023	2022
		(in thousands)
Operating lease cost	General and administrative	$94,784	$97,198

Financing lease cost:
Amortization of right-of-use assets	General and administrative	4,779	3,860
Interest on lease liabilities	Interest expense	348	200
Total finance lease cost		5,127	4,060
Variable lease cost (1)	General and administrative	35,525	40,552
Sublease income	General and administrative	(33,577)	(34,420)
Net lease cost		$101,859	$107,390
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
Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2024	$108,380	$4,415	$112,795
2025	42,695	3,985	46,680
2026	40,568	2,554	43,122
2027	37,973	881	38,854
2028	31,698	137	31,835
Thereafter	132,647	—	132,647
Total lease payments	393,961	11,972	$405,933
Less interest	(36,338)	(578)
Present value of lease liabilities	$357,623	$11,394

2023 Annual Report	87

Part II
We have signed a lease that commenced in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.34
Finance leases	2.97
Weighted average discount rate:
Operating leases	2.89%
Finance leases	3.22%
Supplemental non-cash activity related to leases are as follows:

	Years Ended December 31
	2023	2022
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	$32,407	$38,875
Finance leases	4,106	7,791
(1)Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.
14. Commitments and Contingencies
Leases
As indicated in Note 13 Leases, we lease office space, office equipment and technology under various leasing arrangements. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2023, are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)
2024	$104.4	$(31.0)	$73.4
2025	64.6	0.3	64.9
2026	60.9	(0.2)	60.7
2027	56.6	—	56.6
2028	49.6	—	49.6
2029 and thereafter	458.9	—	458.9
Total future minimum payments	$795.0	$(30.9)	$764.1
See Note 13 Leases for material lease commitments.
Legal Proceedings
With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. Any such accruals are adjusted thereafter as appropriate to reflect changed circumstances. When we are able to do so, we also determine estimates of reasonably possible losses or ranges of reasonably possible losses for such matters, whether in excess of any related accrued liability or where there is no accrued liability, and we disclose an estimate of the possible loss or range of losses. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages. Such is particularly the case when the litigation is in its early stages or when the litigation is highly complex or broad in scope. In these cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss. As a result of these types of factors, we are unable, at this time, to estimate the losses that are reasonably possible to be incurred or ranges of such losses with respect to our significant litigation matters.

88	AllianceBernstein

Part II
On December 14, 2022, four individual participants in the Profit Sharing Plan for Employees of AllianceBernstein L.P., (the "Plan") filed a class action complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York against AB, current and former members of the Compensation and Workplace Practices Committee of the Board, and the Investment and Administrative Committees under the Plan. Plaintiffs, who seek to represent a class of all participants in the Plan from December 14, 2016 to the present, allege that defendants violated their fiduciary duties and engaged in prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") by including proprietary collective investment trusts as investment options offered under the Plan. The Complaint seeks unspecified damages, disgorgement and other equitable relief. AB is prepared to defend itself vigorously against these claims and filed a motion to dismiss on February 24, 2023. While the ultimate outcome of this matter is currently not determinable given the matter remains in its early stages, we do not believe this litigation will have a material adverse effect on our results of operations, financial condition or liquidity.
AB may be involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that AB could incur losses pertaining to these other matters, but management cannot currently estimate any such losses. Management, after consultation with legal counsel, currently believes that the outcome of any individual matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, any inquiry, proceeding or litigation has the element of uncertainty; management cannot determine whether further developments relating to any individual matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operations, financial condition or liquidity in any future reporting period.
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
The balances of consolidated VIEs and VOEs included in our consolidated statements of financial condition were as follows:

	December 31, 2023			December 31, 2022
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$7,572	$167	$7,739	$19,751	$—	$19,751
Investments	286,619	110,555	397,174	516,536	—	516,536
Other assets	15,010	10,289	25,299	44,424	—	44,424
Total assets	$309,201	$121,011	$430,212	$580,711	$—	$580,711
Liabilities	$9,699	$2,838	$12,537	$55,529	$—	$55,529
Redeemable non-controlling interest	202,882	6,538	209,420	368,656	—	368,656
Partners' capital attributable to AB Unitholders	96,620	111,635	208,255	156,526	—	156,526
Total liabilities, redeemable non-controlling interest and partners' capital	$309,201	$121,011	$430,212	$580,711	$—	$580,711
During 2023, we deconsolidated five funds in which we had seed investments totaling approximately $77.3 million as of December 31, 2022 due to no longer having a controlling financial interest.
Changes in the redeemable non-controlling interest balance during the twelve-month period ended December 31, 2023 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2022	$368,656
Deconsolidated funds	(196,277)
Changes in third-party seed investments in consolidated funds	37,041
Redeemable non-controlling interest as of December 31, 2023	$209,420

2023 Annual Report	89

Part II
Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.
Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of December 31, 2023 and 2022 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2023:
Investments - VIEs	$49,455	$237,164	$—	$286,619
Investments - VOEs	9,036	101,519	—	110,555
Derivatives - VIEs	2,139	2,763	—	4,902
Derivatives - VOEs	—	8,775	—	8,775
Total assets measured at fair value	$60,630	$350,221	$—	$410,851
Derivatives - VIEs	$944	$1,587	$—	$2,531
Total liabilities measured at fair value	$944	$1,587	$—	$2,531
December 31, 2022:
Investments - VIEs	$129,706	$386,830	$—	$516,536
Derivatives - VIEs	1,529	6,023	—	7,552
Total assets measured at fair value	$131,235	$392,853	$—	$524,088
Derivatives - VIEs	$14,932	$6,608	$—	$21,540
Total liabilities measured at fair value	$14,932	$6,608	$—	$21,540
See Note 9 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	December 31
	2023	2022
	(in thousands)
Balance as of beginning of period	$—	$3,357
Deconsolidated funds	—	(3,351)
Transfers (out)	—	(6)
Purchases	—	248
Sales	—	(248)
Balance as of end of period	$—	$—
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

90	AllianceBernstein

Part II
Derivative Instruments
As of December 31, 2023 and 2022, the VIEs held $2.4 million and $14.0 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2023 and 2022, we recognized $0.1 million of gains and $9.4 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the consolidated statements of income.
As of December 31, 2023 and 2022, the VIEs held $1.4 million and $2.7 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition.
As of December 31, 2023 and 2022, the VIEs delivered $1.4 million and $5.4 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2023, the VOEs held $8.8 million of futures, forwards, options and swaps within their portfolios. For the year ended December 31, 2023, we recognized $0.1 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the consolidated statements of income.
As of December 31, 2023, the VOEs held no cash collateral payable to trade counterparties.
As of December 31, 2023, the VOEs delivered no cash collateral in brokerage accounts.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of December 31, 2023 and 2022 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2023:
Derivatives - VIEs	$4,902	$—	$4,902	$—	$(1,415)	$3,487
December 31, 2022:
Derivatives - VIEs	$7,552	$—	$7,552	$—	$(2,731)	$4,821
Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of December 31, 2023 and 2022 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2023:
Derivatives - VIEs	$2,531	$—	$2,531	$—	$(1,408)	$1,123
December 31, 2022:
Derivatives - VIEs	$21,540	$—	$21,540	$—	$(5,444)	$16,096
Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of December 31, 2023, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $54.6 billion; our maximum risk of loss is our investment of $10.3 million in these VIEs and our advisory fees receivable from these VIEs are $114.5 million. As of December 31, 2022, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $46.4 billion; our maximum risk of loss was our investment of $5.7 million in these VIEs and our advisory fees receivable from these VIEs were $54.2 million.

2023 Annual Report	91

Part II
16. Net Capital
SCB LLC is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the U.S. Securities and Exchange Commission ("SEC"). SCB LLC computes its net capital under the alternative method permitted by the applicable rule, which requires that minimum net capital, as defined, equals the greater of $1.0 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2023, SCB LLC had net capital of $316.9 million, which was $289.1 million in excess of the minimum net capital requirement of $27.8 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations imposed by the SEC, the Financial Industry Regulatory Authority, Inc., and other securities agencies.
Our U.K.-based broker-dealer is a member of the London Stock Exchange. As of December 31, 2023, it was subject to financial resources requirements of $46.7 million imposed by the Financial Conduct Authority of the United Kingdom and had aggregate regulatory financial resources of $57.0 million, an excess of $10.3 million over the required level.
AllianceBernstein Investments, Inc. ("ABI"), another one of our subsidiaries and the distributor and/or underwriter for certain company-sponsored mutual funds, is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. As of December 31, 2023, ABI had net capital of $26.8 million, which was $26.5 million in excess of its required net capital of $0.3 million.
Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2023, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.
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
In accordance with industry practice, we record customer transactions on a settlement date basis. We are exposed to risk of loss on these transactions in the event of the customer’s inability to meet the terms of their contracts, in which case we may have to purchase or sell financial instruments at prevailing market prices. The risks we assume in connection with these transactions are not expected to have a material adverse effect on our financial condition or results of operations.
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

92	AllianceBernstein

Part II
We enter into various futures, forwards, options and swaps primarily to economically hedge certain of our seed money investments. We may be exposed to credit losses in the event of nonperformance by counterparties to these derivative financial instruments. See Note 7, Derivative Instruments for further discussion.
18. Qualified Employee Benefit Plans
We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions were $19.0 million, $17.5 million and $16.5 million for 2023, 2022 and 2021, respectively.
We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $11.7 million, $10.2 million and $9.8 million in 2023, 2022 and 2021, respectively.
We maintain a qualified, noncontributory, defined benefit retirement plan (the “Retirement Plan”) covering current and former employees who were employed by AB in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined in the Retirement Plan) and primary Social Security benefits. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits.
Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. We did not make a contribution to the Retirement Plan during 2023. We do not currently anticipate that we will contribute to the Retirement Plan during 2024. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.
The Retirement Plan’s projected benefit obligation, fair value of plan assets and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31
	2023	2022
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$100,480	$141,862
Interest cost	5,199	3,958
Plan settlements	—	(4,524)
Actuarial (gain)	(984)	(37,839)
Benefits paid	(6,269)	(2,977)
Projected benefit obligation at end of year	98,426	100,480
Change in plan assets:
Plan assets at fair value at beginning of year	95,990	130,939
Actual return on plan assets	11,655	(27,448)
Plan settlements	—	(4,524)
Benefits paid	(6,269)	(2,977)
Plan assets at fair value at end of year	101,376	95,990
Funded status	$2,950	$(4,490)
Effective December 31, 2015, the Retirement Plan was amended to change the actuarial basis used for converting a life annuity benefit to optional forms of payment and converting benefits payable at age 65 to earlier commencement dates. This prior service cost will be amortized over future years.

2023 Annual Report	93

Part II
The amounts recognized in other comprehensive income for the Retirement Plan for 2023, 2022 and 2021 were as follows:

	2023	2022	2021
	(in thousands)
Unrecognized net gain (loss) from experience different from that assumed and effects of changes and assumptions	$8,815	$6,519	$15,858
Prior service cost	24	24	24
	8,839	6,543	15,882
Income tax (expense)	(9)	(33)	(87)
Other comprehensive income	$8,830	$6,510	$15,795
The gain of $8.8 million recognized in 2023 was primarily due to actual earnings exceeding expected earnings on plan assets of ($6.9 million), the recognized actuarial loss of ($0.9 million), changes in the discount rate and lump sum interest rates of ($0.5 million) and changes in the census data ($0.5 million).
The gain of $6.5 million recognized in 2022 was primarily due to changes in the discount rate and lump sum interest rates of ($38.7 million), settlement loss recognized of ($1.7 million) and the recognized actuarial loss of ($1.0 million), offset by actual earnings less than expected earnings on plan assets of ($34.0 million), changes in the census data ($0.5 million) and changes in adjustments for participants who received their pension as a lump sum ($0.4 million).
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
Foreign retirement plans and an individual's retirement plan maintained by AB are not material to AB's consolidated financial statements. As such, disclosure for these plans is not necessary. The reconciliation of the 2023 amounts recognized in other comprehensive income for the Retirement Plan as compared to the consolidated statement of comprehensive income (the "OCI Statement") is as follows:

	Retirement Plan	Retired Individual Plan	Foreign Retirement Plans	OCI Statement
	(in thousands)
Recognized actuarial gain	$8,815	$(19)	$339	$9,135
Amortization of prior service cost	24	—	—	24
Changes in employee benefit related items	8,839	(19)	339	9,159
Income tax (expense)	(9)	—	(70)	(79)
Employee benefit related items, net of tax	$8,830	$(19)	$269	$9,080
The amounts included in accumulated other comprehensive loss for the Retirement Plan as of December 31, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(28,433)	$(37,249)
Prior service cost	(635)	(659)
	(29,068)	(37,908)
Income tax benefit	168	177
Accumulated other comprehensive loss	$(28,900)	$(37,731)
The amortization period over which we are amortizing the loss for the Retirement Plan from accumulated other comprehensive income is 27.2 years. The estimated prior service cost and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year are $24,000 and $0.7 million.
The accumulated benefit obligation for the plan was $98.4 million and $100.5 million as of December 31, 2023 and 2022, respectively.

94	AllianceBernstein

Part II
The discount rates used to determine benefit obligations as of December 31, 2023 and 2022 (measurement dates) were 5.40% and 5.50%, respectively.
Benefit payments are expected to be paid as follows (in thousands):

2024	$10,059
2025	8,030
2026	7,856
2027	8,690
2028	7,677
2029 - 2033	37,703
Net expense under the Retirement Plan consisted of:

	Years Ended December 31
	2023	2022	2021
	(in thousands)
Interest cost on projected benefit obligations	$5,199	$3,958	$3,794
Expected return on plan assets	(4,776)	(6,591)	(6,351)
Amortization of prior service cost	24	24	24
Settlement loss recognized	—	1,678	2,024
Recognized actuarial loss	952	1,042	1,447
Net pension expense	$1,399	$111	$938
Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31
	2023	2022	2021
Discount rate on benefit obligations	5.50%	2.90%	2.55%
Expected long-term rate of return on plan assets	5.25%	5.25%	5.25%
In developing the expected long-term rate of return on plan assets of 5.25%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.
As of December 31, 2023, the mortality projection assumption used the generational MP-2021 improvement scale, which is consistent with the improvement scale used in 2022 and 2021. The base mortality assumption used is the Society of Actuaries PRI-2012 base mortality table for private sector plans, with a white-collar adjustment, using the contingent annuitant table for beneficiaries of deceased participants.
For fiscal year-end 2023, we reflected the most recently published Internal Revenue Service table for lump sums assumed to be paid in 2023. We projected future mortality for lump sums assumed to be paid after 2023 using the current base mortality tables (RP-2014 backed off to 2006) and projection scale of MP-2021.
The Retirement Plan’s asset allocation percentages consisted of:

	Years Ended December 31
	2023	2022
Equity	28%	46%
Debt securities	62	42
Other	10	12
Total	100%	100%
The guidelines regarding allocation of assets are formalized in the Investment Policy Statement adopted by the Investment Committee for the Retirement Plan. The objective of the investment program is to enhance the portfolio of the Retirement Plan through total return (capital appreciation and income), thereby promoting the ongoing ability of the Plan to meet future liabilities and obligations, while minimizing the need for additional contributions, and managing the Plan's funded status appropriately. The guidelines specify a target allocation weighting of 62.5% for liability hedging investments and 37.5% for return seeking investments.

2023 Annual Report	95

Part II
See Note 9, Fair Value for a description of how we measure the fair value of our plan assets.
The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2023 and 2022 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2023
Cash	$944	$—	$—	$944
U.S. Treasury Strips	—	15,764	—	15,764
Fixed income mutual funds	2,271	—	—	2,271
Fixed income securities	—	46,443	—	46,443
Equity mutual funds	9,821	—	—	9,821
Equity securities	10,231	—	—	10,231
Total assets in the fair value hierarchy	23,267	62,207	—	85,474
Investments measured at net assets value	—	—	—	15,902
Investments at fair value	$23,267	$62,207	$—	$101,376

	Level 1	Level 2	Level 3	Total
December 31, 2022
Cash	$1,441	$—	$—	$1,441
U.S. Treasury Strips	—	15,634	—	15,634
Fixed income mutual funds	2,149	—	—	2,149
Fixed income securities	—	22,478	—	22,478
Equity mutual funds	26,074	—	—	26,074
Equity securities	10,928	219	—	11,147
Total assets in the fair value hierarchy	40,592	38,331	—	78,923
Investments measured at net assets value	—	—	—	17,067
Investments at fair value	$40,592	$38,331	$—	$95,990
During 2023 and 2022, the Retirement Plan's investments include the following:
•U.S. Treasury strips, (zero coupon bonds) in 2023 and 2022;
•fixed income securities primarily invested in bonds and included as a level 2 security;
•one multi asset fund fund in 2023 and 2022, in which the fund pursued an aggressive investment strategy involving a variety of asset classes. This fund seeks inflation protection from investments around the globe, both in developed and emerging market countries;
•six equity mutual funds in 2023 and 2022, which focus on both U.S.-based and non-U.S.-based equity securities of various capitalization sizes ranging from small to large capitalization and diversified portfolios within those capitalization ranges;
•one asset allocation mutual fund in 2022 which was liquidated in 2023;
•one separately managed account in 2023, managed against the Bloomberg Long U.S. Corporate index. This portfolio invests in U.S. dollar denominated investment grade fixed income securities with at least 10 years to maturity;
•one alternative investment in 2022 which was liquidated in 2023;
•investments measured at net asset value, including one hedge fund in 2023 and two hedge funds in 2022. The hedge fund included in both 2023 and 2022 seeks to provide attractive risk-adjusted returns over full market cycles with less volatility than that of broad equity markets by allocating all or substantially all of their assets among portfolio managers through portfolio funds that employ a broad range of investment strategies. The second hedge fund included in 2022 was a long/short equity-focused multi-manager hedge fund investing across industries and geographies.
19. Long-term Incentive Compensation Plans
We maintain an unfunded, non-qualified incentive compensation program known as the AllianceBernstein Incentive Compensation Award Program (the “Incentive Compensation Program”), under which annual awards may be granted to eligible employees. See Note 2 "Summary of Significant Accounting Policies – Long-Term Incentive Compensation Plans" for a discussion of the award provisions.

96	AllianceBernstein

Part II
Under the Incentive Compensation Program, we made awards in 2023, 2022 and 2021 aggregating $170.2 million, $164.3 million and $184.1 million, respectively. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2023, 2022 and 2021 were $183.0 million, $160.1 million and $173.4 million, respectively.
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
As of December 31, 2023, no options to buy AB Holding Units were outstanding and 32,738,157 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or the AllianceBernstein 2010 Long Term Incentive Plan, as amended, an equity compensation plan with similar terms that was canceled on September 30, 2017. AB Holding Unit-based awards (including options) in respect of 27,261,843 AB Holding Units were available for grant under the 2017 Plan as of December 31, 2023.
As of December 31, 2022, no options to buy AB Holding Units had been granted and 29,795,964 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or the AllianceBernstein 2010 Long Term Incentive Plan, as amended, an equity compensation plan with similar terms that was canceled on September 30, 2017. AB Holding Unit-based awards (including options) in respect of 30,204,036 AB Holding Units were available for grant under the 2017 Plan as of December 31, 2022.
Clawbacks
The award agreement contained in the Incentive Compensation Program permits AB to clawback the unvested portion of an award if the recipient fails to adhere to our risk management policies. Further, pursuant to Rule 10D-1 of the Securities Exchange Act of 1934 (the "Rule") and Section 303A.14 of the NYSE Listed Company Manual, the Board of Directors (the "Board") has adopted a Compensation Recovery Policy (the "Policy") effective November 15, 2023. Pursuant to the Policy, the Company will promptly recover erroneously awarded incentive-based compensation (as defined by section 10D(b)(1) to include any compensation that is granted, earned or vested wholly or in part upon attainment of a financial reporting measure) from any current or former Executive Officer of the Company as defined by Rule 10D-1 of the Exchange Act as required under the Exchange Act and the NYSE Listed Company Manual. The company does not currently award incentive-based compensation as defined by the Rule. We have filed the Policy as Exhibit 97.01 to this Form 10-K.
The portion of incentive-based compensation received from EQH specific to Seth Bernstein, our Chief Executive Officer, is covered under the Compensation Recovery Policy adopted by our parent EQH and will be applicable to any current or previous incentive-based compensation received directly from our parent company by Mr. Bernstein.
Option Awards
We did not grant any options to buy AB Holding Units during 2023, 2022 or 2021. Historically, options granted to employees generally were exercisable at a rate of 20% of the AB Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to Eligible Directors generally were exercisable at a rate of 33.3% of the AB Holding Units subject to such options on each of the first three anniversary dates of the date of grant. There was no option-related activity in our equity compensation plans during 2023.

2023 Annual Report	97

Part II

The total intrinsic value of options exercised during 2023, 2022 or 2021 was zero , $0.2 million and $2.2 million, respectively.
Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the requisite service period. As we did not grant any option awards in 2023, 2022 or 2021, no compensation expense was recorded. As of December 31, 2023, there was no compensation expense related to unvested option grants not yet recognized in the consolidated statement of income.
Restricted AB Holding Unit Awards
In 2023, 2022 and 2021, the Board granted restricted AB Holding Unit awards to Eligible Directors. These AB Holding Units give the Eligible Directors, in most instances, all the rights of other AB Holding Unitholders, subject to such restrictions on transfer as the Board may impose.
We award restricted AB Holding Units to Eligible Directors that vest ratably over three years (four years for awards granted in 2021). We fully expensed these awards on each grant date, as there is no service requirement. Grant details related to these awards is as follows:

	2023	2022	2021
Restricted Units Awarded	30,102	30,870	35,358
Weighted Average Grant Date Fair Value	$33.89	$38.55	$44.29
Compensation Expense (in millions)	$1.0	$1.2	$1.6
On April 28, 2017, Seth Bernstein was appointed President and Chief Executive Officer. In connection with the commencement of his employment, Mr. Bernstein was granted restricted AB Holding Units; these Units were fully amortized as of December 31, 2021. Compensation expense related to Mr. Bernstein's restricted AB Holding Unit grant was $0.3 million for the year ended December 31, 2021.
Under the Incentive Compensation Program, we awarded 5.2 million restricted AB Holding Units in 2023 (which included 5.0 million restricted AB Holding Units in December for the 2023 year-end awards as well as 0.2 million additional restricted AB Holding Units granted earlier during the year relating to the 2022 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $30.56 to $38.84.
We awarded 4.2 million restricted AB Holding Units in 2022 (which included 3.8 million restricted AB Holding Units in December for the 2022 year-end awards as well as 0.4 million additional restricted AB Holding Units granted earlier during the year relating to the 2021 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $38.84 to $50.94.
We awarded 3.5 million restricted AB Holding Units in 2021 (which included 3.3 million restricted AB Holding Units in December for the 2021 year-end awards as well as 0.2 million additional restricted AB Holding Units granted earlier during the year related to the 2020 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $32.10 to $50.94.
Restricted AB Holding Units awarded under the Incentive Compensation Program generally vest in 33.3% increments on December 1st of each of the three years immediately following the year in which the award is granted.
We also award restricted AB Holding Units in connection with certain employment and separation agreements, as well as relocation-related performance awards, with vesting schedules generally ranging between two and ten years. Grant details related to these awards is as follows:

	2023	2022	2021
	(in millions excluding share prices)
Restricted Units Awarded	0.5	0.5	3.4
Grant Date Fair Value Range	$27.86 - $38.58	$34.86 - $49.90	$29.06 - $53.86
Compensation Expense	$30.1	$35.0	$40.9

98	AllianceBernstein

Part II
The fair value of the restricted AB Holding Units is amortized over the requisite service period as compensation expense. Changes in unvested restricted AB Holding Units during 2023 are as follows:

	AB Holding Units	Weighted Average Grant Date Fair Value per AB Holding Unit
Unvested as of December 31, 2022	14,772,236	$36.92
Granted	5,664,619	31.05
Vested	(6,598,656)	35.74
Forfeited	(390,644)	37.36
Unvested as of December 31, 2023	13,447,555	$35.02
The total grant date fair value of restricted AB Holding Units that vested was $235.8 million, $246.2 million and $199.0 million during 2023, 2022 and 2021, respectively. As of December 31, 2023, the 13,447,555 unvested restricted AB Holding Units consist of 10,017,189 restricted AB Holding Units that do not have a service requirement and have been fully expensed on the grant date and 3,430,366 restricted AB Holding Units that have a service requirement and will be expensed over the required service period. As of December 31, 2023, there was $91.0 million of compensation expense related to unvested restricted AB Holding Unit awards granted and not yet recognized in the consolidated statement of income. We expect to recognize the expense over a weighted average period of 5.9 years.
20. Units Outstanding
Changes in AB Units outstanding for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Outstanding as of January 1,	285,979,913	271,453,043
Options exercised	—	5,774
Units issued (1)	3,283,594	17,326,222
Units retired(2)	(2,654,295)	(2,805,126)
Outstanding as of December 31,	286,609,212	285,979,913
(1)Includes 15,321,535 Units issued in 2022 as a result of the CarVal acquisition.
(2)During 2023 and 2022, we purchased 5,695 and 2,500 AB Units, respectively, in private transactions and retired them.

2023 Annual Report	99

Part II
21. Income Taxes
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
Earnings before income taxes and income tax expense consist of:

	Years Ended December 31
	2023	2022	2021
	(in thousands)
Earnings before income taxes:
United States	$714,732	$689,278	$1,007,847
Foreign	102,938	125,818	208,615
Total	$817,670	$815,096	$1,216,462
Income tax expense:
Partnership UBT	$7,838	$5,996	$6,951
Corporate subsidiaries:
Federal	2,855	1,457	750
State and local	914	931	956
Foreign	35,906	34,327	58,080
Current tax expense	47,513	42,711	66,737
Deferred tax	(18,462)	(3,072)	(4,009)
Income tax expense	$29,051	$39,639	$62,728

100	AllianceBernstein

Part II
The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31
	2023		2022		2021
	(in thousands)
UBT statutory rate	$32,707	4.0%	$32,604	4.0%	$48,659	4.0%
Corporate subsidiaries' federal, state, and local	4,538	0.6	1,460	0.2	1,322	0.2
Foreign subsidiaries taxed at different rates	36,788	4.5	32,664	4.0	43,019	3.5
FIN 48 reserve (release)	(2,838)	(0.3)	—	—	—	—
UBT business allocation percentage rate change	(1,049)	(0.1)	(98)	—	23	—
Deferred tax and payable write-offs	1,750	0.2	1,089	0.1	1,003	0.1
Foreign outside basis difference	3,414	0.4	(1,535)	(0.2)	1,492	0.1
Valuation allowance reserve (release)	(22,447)	(2.7)	—	—	—	—
Effect of ASC 740 adjustments, miscellaneous taxes, and other	3,553	0.4	5,366	0.7	1,799	0.1
Tax Credits	(1,604)	(0.2)	(5,275)	(0.6)	—	—
Income not taxable resulting from use of UBT business apportionment factors and effect of compensation charge	(25,761)	(3.2)	(26,636)	(3.3)	(34,589)	(2.8)
Income tax expense and effective tax rate	$29,051	3.6%	$39,639	4.9%	$62,728	5.2%
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31
	2023	2022	2021
	(in thousands)
Balance as of beginning of period	$2,838	$2,838	$2,838
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	—	—	—
Additions for current year tax positions	—	—	—
Reductions for current year tax positions	—	—	—
Reductions related to closed years/settlements with tax authorities	(2,838)	—	—
Balance as of end of period	$—	$2,838	$2,838
The amount of unrecognized tax benefits as of December 31, 2023, 2022, and 2021, when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.
Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. As of December 31, 2023, 2022, and 2021, there is no accrued interest or penalties recorded on the consolidated statements of financial condition.
Generally, the company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any year prior to 2019, except as set forth below.
During the third quarter of 2023, the City of New York notified us of an examination of AB's UBT returns for the years 2020 through 2021. The examination is ongoing and no provision with respect to this examination has been recorded.

2023 Annual Report	101

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
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	Years Ended December 31
	2023	2022
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$11,360	$4,918
Long-term incentive compensation plans	12,519	17,524
Investment basis differences	11,890	10,286
Depreciation and amortization	3,706	3,071
Lease liability	4,324	4,911
Investment in foreign subsidiaries	33,427	26,479
Tax credit carryforward	5,710	6,171
Other, primarily accrued expenses deductible when paid	8,988	6,860
	91,924	80,220
Less: valuation allowance	(28,579)	(38,110)
Deferred tax asset	63,345	42,110
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	11,454	10,190
Right-of-use asset	3,730	4,191
Other	3,020	2,808
Deferred tax liability	18,204	17,189
Net deferred tax asset	$45,141	$24,921
Valuation allowances of $28.6 million and $38.1 million were established as of December 31, 2023 and 2022, respectively, primarily due to significant negative evidence that capital losses anticipated in the held for sale foreign subsidiaries will not be utilized, given the nature of income expected to be incurred by the applicable subsidiaries. During 2023, we recognized a one-time tax benefit of $22.4 million from the release of a valuation allowance on a capital loss tax asset due to a tax planning action identified in the fourth quarter, due to a future restructuring of certain foreign subsidiaries that would not have a material impact on AB operations. We had net operating loss carryforwards at December 31, 2023 and 2022 of approximately $44.0 million and $30.3 million, respectively, in certain foreign locations with a five year expiration period.
The deferred tax asset is included in other assets in our consolidated statement of financial condition. Management believes there will be sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets recognized that are not subject to valuation allowances.
The company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2023, $29.6 million of undistributed earnings of non-U.S. corporate subsidiaries were indefinitely invested outside the U.S. At existing applicable income tax rates, additional taxes of approximately $6.2 million would need to be paid if such earnings are remitted.

102	AllianceBernstein

Part II
22. Business Segment Information
Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2023, 2022 and 2021 were as follows:
Services
Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31
	2023	2022	2021
	(in thousands)
Institutions	$666,670	$659,983	$587,017
Retail	1,926,020	2,000,908	2,223,829
Private Wealth Management	1,052,843	1,004,003	1,126,142
Bernstein Research Services	386,142	416,273	452,017
Other	231,189	39,561	56,283
Total revenues	4,262,864	4,120,728	4,445,288
Less: Interest expense	107,541	66,438	3,686
Net revenues	$4,155,323	$4,054,290	$4,441,602
No individual fund accounted for more than 10% of our investment advisory and service fees and our net revenues during 2023, 2022 and 2021.
Geographic Information
Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2023	2022	2021
	(in thousands)
Net revenues:
United States	$2,527,498	$2,381,958	$2,558,592
International	1,627,825	1,672,332	1,883,010
Total	$4,155,323	$4,054,290	$4,441,602
Long-lived assets:
United States	$4,073,198	$4,067,991
International	53,670	72,466
Total	$4,126,868	$4,140,457
Major Customers
No single customer or individual client accounted for more than 10% of our total revenues for the years ended December 31, 2023, 2022 and 2021.

2023 Annual Report	103

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
Revenues for services provided or related to the mutual funds are as follows:

	Years Ended December 31
	2023	2022	2021
	(in thousands)
Investment advisory and services fees	$1,377,916	$1,452,885	$1,644,757
Distribution revenues	575,647	590,580	637,076
Shareholder servicing fees	76,440	79,167	85,745
Other revenues	9,398	8,366	8,364
Bernstein Research Services	—	—	2
	$2,039,401	$2,130,998	$2,375,944
EQH and its Subsidiaries
We provide investment management and certain administration services to EQH and its subsidiaries. In addition, EQH and its subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Also, we are covered by various insurance policies maintained by EQH and we pay fees for technology and other services provided by EQH and its subsidiaries. Additionally, see Note 12 Debt, for disclosures related to our credit facility with EQH.
Aggregate amounts included in the consolidated financial statements for transactions with EQH and its subsidiaries, as of and for the years ended December 31, are as follows:

	Years Ended December 31
	2023	2022	2021
	(in thousands)
Revenues:
Investment advisory and services fees	$165,748	$148,377	$133,074
Other revenues	617	688	675
	$166,365	$149,065	$133,749
Expenses:
Commissions and distribution payments to financial intermediaries	$3,492	$3,897	$4,550
General and administrative	2,909	2,882	2,373
Other	40,253	14,069	3,953
	$46,654	$20,848	$10,876
Balance Sheet:
Institutional investment advisory and services fees receivable	$9,055	$7,732
Prepaid expenses	709	385
Other due to EQH and its subsidiaries	4,719	(4,206)
EQH Facility	(900,000)	(990,000)
	$(885,517)	$(986,089)

104	AllianceBernstein

Part II
Other Related Parties
The consolidated statements of financial condition include a net receivable from AB Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2023 and 2022 was $8.7 million and $7.7 million, respectively.
24. Divestitures and Acquisitions
Divestitures
On November 22, 2022, AB and SocGen, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses (the "Initial Plan"). In the Initial Plan, AB would own a 49% interest in the joint venture and SocGen would own a 51% interest in the global joint venture, with an option to reach 100% ownership after five years.
During the fourth quarter of 2023, AB and SocGen negotiated a revised plan (the "Revised Plan") to form a North American joint venture (the "NA JV") and an International joint venture (the "International JV"). Under the Revised Plan, AB would own a majority economic and voting interest in the NA JV and a 49% economic and voting interest in the International JV. The Revised Plan, as compared to the Initial Plan, will not have a significant impact on our results of operations or financial condition.
SocGen will continue to have an option to reach 100% ownership in the International JV after five years and AB would have an option to sell its share in both joint ventures to SocGen, subject to regulatory approval. The consummation of the joint ventures is subject to customary closing conditions, including regulatory clearances. The closings are expected to occur in the first half of 2024.
The structure of the Board of Directors of the NA JV Holding Company, which will include two independent directors, precludes AB from controlling the Board and therefore from having a controlling financial interest in the entity. Upon review of the consolidation guidance under U.S. GAAP, we have concluded we will not consolidate the NA JV Holding Company and will maintain an equity method investment in both the NA JV and the International JV holding companies. Accordingly, the assets and liabilities of AB's research services business (“the disposal group”) continue to be classified as held for sale on the consolidated statement of financial condition and recorded at fair value, less cost to sell. As a result of classifying these assets as held for sale, we recognized a non-cash valuation adjustment of $6.6 million in general and administrative expenses on the condensed consolidated statement of income for the twelve months ended December 31, 2023, as well as $7.4 million for the three months ended December 31, 2022, to recognize the net carrying value at lower of cost or fair value, less estimated costs to sell. Approximately $7.2 million in costs to sell have been paid as of December 31, 2023.
The following table summarizes the assets and liabilities of the disposal group classified as held for sale on the consolidated statement of financial condition as of December 31, 2023 and 2022:

2023 Annual Report	105

Part II

	Years Ended December 31
	2023	2022
	(in thousands)
Cash and cash equivalents	$153,047	$159,123
Receivables, net:
Brokers and dealers	32,669	44,717
Brokerage clients	74,351	29,243
Other fees	15,326	22,988
Investments	17,029	24,507
Furniture and equipment, net	5,807	4,128
Other assets	104,228	107,764
Right-of-use assets	5,032	1,552
Intangible assets	4,061	4,903
Goodwill	159,826	159,826
Valuation adjustment (allowance) on disposal group	(6,600)	(7,400)
Total assets held for sale	$564,776	$551,351

Payables:
Brokers and dealers	$39,359	$32,983
Brokerage clients	16,885	10,232
Other liabilities	67,938	50,884
Accrued compensation and benefits	29,160	13,853
Total liabilities held for sale	$153,342	$107,952
As of December 31, 2023 and 2022, cash and cash equivalents classified as held for sale included in the consolidated statement of cash flows were $153.0 million and $159.1 million, respectively.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We did not have any changes in or disagreements with accountants in respect of accounting or financial disclosure.

2023 Annual Report	107

Part II
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Each of AB Holding and AB maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Interim Chief Financial Officer (“CFO”), to permit timely decisions regarding our disclosure.
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
Management assessed the effectiveness of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2023. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO criteria”).
Based on its assessment, management concluded that, as of December 31, 2023, each of AB Holding and AB maintained effective internal control over financial reporting based on the COSO criteria.
PricewaterhouseCoopers LLP (PCAOB ID No. 238), the independent registered public accounting firm that audited the 2023 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2023.  The reports pertaining to AB Holding and AB each can be found in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
We reported all information required to be disclosed on Form 8-K during the fourth quarter of 2023.
Pursuant to Item 408(a) of Regulation S-K, there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the fourth quarter of 2023.

108	AllianceBernstein

Part II
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

2023 Annual Report	109

Part III

Item 10. Directors, Executive Officers and Corporate Governance
We use “Internet Site” in Items 10 and 11 to refer to our company’s public website, www.alliancebernstein.com.
To contact our company’s Corporate Secretary, you may send an email to corporate_secretary@alliancebernstein.com or write to Corporate Secretary, AllianceBernstein L.P., 501 Commerce Street, Nashville, Tennessee 37203.
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
Board of Directors
Our Board consists of 9 directors, including five independent directors (including our Chair of the Board), our President and CEO, and three senior executives of EQH. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills, personal experiences and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (the “Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.
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

110	AllianceBernstein

Part III

Board Committees

	Executive Committee	Audit and Risk Committee	Corporate Governance Committee	Compensation and Workplace Practices Committee
Joan Lamm-Tennant
Seth Bernstein	M		M
Jeffrey Hurd
Daniel Kaye				M
Nick Lane
Das Narayandas
Mark Pearson	M		M	M
Charles Stonehill
Todd Walthall		M	M

Chairperson

M	Member

Board Diversity Matrix

	Female	Male	Non-Binary	Did Not Disclose Gender
Gender Diversity
Directors	1	8	—	—
Racial/Ethnic/Nationality/Other Forms of Diversity
African American/Black	—	1	—	—
Alaskan Native/Native American	—	—	—	—
Asian/South Asian	—	1	—	—
Hispanic/Latinx	—	—	—	—
Native Hawaiian/Pacific Islander	—	—	—	—
White/Caucasian	1	6	—	—
LGBTQ+	—	—	—	—
Directors Born Outside of the US	—	3	—	—
Did Not Disclose Demographics	—	—	—	—

2023 Annual Report	111

Part III

Board of Directors

Joan Lamm-Tennant Chair of the Board, Equitable Holdings Committees: Executive (Chair) Age: 71 Director Since: 2021	Seth Bernstein President and Chief Executive Officer, AllianceBernstein Committees: Executive Governance Age: 62 Director Since: 2017	Jeffrey Hurd Chief Operating Officer, Equitable Holdings Committees: None Age: 57 Director Since: 2019	Daniel Kaye Director, CME Group (NASDAQ: CME), and Equitable Holdings Committees: Compensation Age: 69 Director Since: 2017

Nick Lane President, Equitable Financial Life Insurance Company Committees: None Age: 50 Director Since: 2019	Das Narayandas Edsel Bryant Ford Professor of Business Administration, Harvard Business School Committees: Governance (Chair) Age: 63 Director Since: 2017	Mark Pearson President and Chief Executive Officer, Equitable Holdings Committees: Executive Governance Compensation Age: 65 Director Since: 2011	Charles Stonehill Founding Partner, Green & Blue Advisors; Director, Equitable Holdings Committees: Audit (Chair) Compensation (Chair) Age: 65 Director Since: 2019

Todd Walthall Chief Executive for Optum Insight (Payer Market), UnitedHealth Group Committees: Audit Corporate Governance Age: 53 Director Since: 2021

112	AllianceBernstein

Part III
As of February 9, 2024, our directors are as follows:

Background
•Ms. Lamm-Tennant was appointed Chair of AB in October 2021.
•She has served as Chair of the Board of EQH, Equitable Financial and Equitable America since October 2021, after having joined these boards in January 2020.
•Ms. Lamm-Tennant founded Blue Marble Microinsurance and served as its CEO from 2015 to 2020.
•She currently is executive advisor of Brewer Lane Ventures, having joined in 2021; she serves on the boards of Ambac Financial Group and Element Fleet Financial Corp; and she joined the board of Africa Specialty Risk in April 2023.
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

Joan Lamm-Tennant Committees: Executive (Chair) Age: 71 Director Since: 2021

Background
•Mr. Bernstein was appointed President and Chief Executive Officer in April 2017 and began serving in this role on May 1, 2017.
•He has served as Senior Executive Vice President and Head of Investment Management and Research of EQH since April 2018 and is a member of the Management Committee of EQH.
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
•Mr. Bernstein held the position of Chief Financial Officer at JPMorgan Chase’s Investment Management and Private Banking division.
•Mr. Bernstein is a member of the Investment Committee of the Board of Managers of Haverford College, Pennsylvania, a Board of Trustees member of the Brookings Institution and a member of the Council on Foreign Relations.
Director Qualifications
Mr. Bernstein brings to the Board the diverse financial services experience he developed through his extensive service at JPMorgan Chase and more recent career at AB.

Seth Bernstein Committees: Executive, Governance Age: 62 Director Since: 2017

2023 Annual Report	113

Part III

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
•Mr. Hurd joined the board of the Thurgood Marshall College Fund in May 2023.
Director Qualifications
Mr. Hurd brings to the Board his extensive experience in financial services and strategic insights as a senior executive at EQH and, formerly, at AIG.

Jeffrey Hurd Committees: None Age: 57 Director Since: 2019

Background
•Mr. Kaye was appointed a director of AB in April 2017.
•He has been a director of EQH since May 2018 and a director of Equitable Financial and Equitable America since September 2015.
•Also, since May 2019, Mr. Kaye has been a director of CME Group, Inc. (NASDAQ: CME), where he serves as Chair of the Audit Committee and serves on the Executive and Risk Committees.
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

Daniel Kaye Committees: Compensation Age: 69 Director Since: 2017

114	AllianceBernstein

Part III

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
•Mr. Lane joined the board of the American Counsel of Life Insurers ("ACLI") in September 2023.
Director Qualifications
Mr. Lane brings to the Board the outstanding experience and leadership qualities he has developed in various senior roles at AXA S.A., EQH and various subsidiaries, and as an officer in the United States Marine Corps.

Nick Lane Committees: None Age: 50 Director Since: 2019

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
Director Qualifications
Mr. Narayandas brings to the Board his wealth of experience at the highest level of academia in the U.S.

Das Narayandas Committees: Governance (Chair) Age: 63 Director Since: 2017

2023 Annual Report	115

Part III

Background
•Mr. Pearson was appointed a director of AB in February 2011.
•He has served as President and Chief Executive Officer of EQH since May 2018.
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

Mark Pearson Committees: Executive, Governance, Compensation Age: 65 Director Since: 2011

Background
•Mr. Stonehill was appointed a director of AB in April 2019.
•He has been a director and member of various board committees at EQH and Equitable America since March 2019, and at Equitable Financial since November 2017.
•Mr. Stonehill has served as a member of the supervisory board of Deutsche Boerse AG, a capital market infrastructure provider, since 2019. Additionally, Mr. Stonehill joined the board of Strangeworks, Inc. in October 2023.
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

Charles Stonehill Committees: Audit (Chair), Compensation (Chair) Age: 65 Director Since: 2019

116	AllianceBernstein

Part III

Background
•Mr. Walthall was appointed a director of AB in September 2021.
•He is a senior executive with United Health Group, an American multinational managed healthcare and insurance company, currently serving as Chief Executive Officer of Clinical Solutions for Optum Insight; formerly as Executive Vice President of Enterprise Growth.
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
•Mr. Walthall serves on the Executive Leadership Council, a professional organization, and is on the Board of Trustees of Coaching Corps.
Director Qualifications
Mr. Walthall brings over two decades of leadership experience with growth strategy, operations, product development, and customer service and retention programs through his extensive experience in numerous leadership roles throughout his career.

Todd Walthall Committees: Audit, Governance Age: 53 Director Since: 2021

2023 Annual Report	117

Part III
Executive Officers (other than Mr. Bernstein)
Bill Siemers, Interim CFO
Mr. Siemers, age 63, was appointed as Interim Chief Financial Officer in June 2023. Mr. Siemers joined the firm in 2004 as Director of Financial Reporting. He briefly assumed the position of Interim Chief Financial Officer in March 2022, serving in that capacity until July 2022 when he relinquished the CFO title until he was re-appointed in June 2023. Prior to joining AB, Mr. Siemers held various finance positions at Altria and as an auditor at Deloitte.
Karl Sprules, COO
Mr. Sprules, age 50, was appointed Chief Operating Officer in June 2023, formerly Head of Global Technology & Operations since 2019. In his role as COO, Mr. Sprules oversee's the firm's Global Technology and Operations, Real Estate, Legal & Compliance, Diversity, Equity & Inclusion and Corporate Citizenship, Audit and Risk. He joined AB's technology department in 1998 as a senior systems engineer in the firm's London office. From 2012 to 2020, Mr. Sprules served as AB's chief technology officer, and since 2018 he has led the relocation of AB's Technology & Operations department to the firm's new Nashville headquarters. In 2012, Mr. Sprules became head of Infrastructure Services for Equities, managing investment operations, operational risk and technology teams. From 2005 to 2012, Mr. Sprules led technology for AB's Private Wealth, Institutional and Client groups. Before joining AB, Mr. Sprules held research analyst positions in cellular and defense product development.
Onur Erzan, Head of Global Client Group and Private Wealth
Mr. Erzan, age 48, joined our firm in 2021 as Head of Global Client Group and was named Head of Private Wealth in July 2022. In this role, he oversees AB's entire private wealth management business and third-party institutional and retail franchise, where he is responsible for all client services, sales and marketing, as well as product strategy, management and development worldwide. Prior to joining AB, Mr. Erzan spent over 19 years with McKinsey, most recently as a senior partner and co-leader of its Wealth & Asset Management practice. In addition, Mr. Erzan co-led McKinsey's Banking & Securities Solutions (a portfolio of data, analytics and digital assets and capabilities) globally. He has been active in nonprofit organizations for the last several years and has served on the boards of Graham Windham and Turkish Philanthropy Funds.
Mark Manley, General Counsel and Corporate Secretary
Mr. Manley, age 61, joined the firm in 1984 and currently serves as Senior Vice President, General Counsel and Corporate Secretary. He served as Deputy General Counsel from June 2004 to December 2021 and served as the firm’s Global Head of Compliance from 1988 until November 2023. He chairs AB’s Code of Ethics Oversight Committee and is a member of AB’s Internal Compliance Controls Committee and nearly all of the firm’s senior operating, risk and compliance committees.
Chris Hogbin, Global Head of Investments
Mr. Hogbin, age 50, was appointed Global Head of Investments in January 2024. In this broad leadership role, he oversees all the firm’s investment activities with responsibility for driving investment success across asset classes, fostering collaboration and sharing best practices across investment teams, as well as leveraging a common infrastructure and evaluating opportunities to invest in capabilities that deliver better outcomes for clients. Mr. Hogbin joined AB’s institutional research business in 2005 as a senior analyst covering the European food retail sector, was named to Institutional Investor’s All-Europe Research Team and was ranked as the #1 analyst in his sector. He became European director of research for the Sell Side in 2012 and was given additional responsibility for Asian research in 2016. In 2018, he was appointed COO of Equities for AB. In 2019, Mr. Hogbin was promoted to co-head of Equities, becoming head of Equities in 2020. Prior to joining the firm, he worked as a strategy consultant for the Boston Consulting Group. He is chair of the Caius Foundation and is involved in several nonprofit organizations.
Cathy Spencer, Chief People Officer
Ms. Spencer, age 57, is the Chief People Officer for AB, and leads the teams responsible for advancing the employee experience for all of AB's people. Ms. Spencer’s responsibilities include oversight of the following functions, including benefits, compensation, employee relations, culture, learning and engagement, talent acquisition and management, and onsite excellence. Ms. Spencer’s responsibilities extend throughout the firm's global footprint, serving more than 4,000 staff members. Since 2018 she has overseen the transition of US staff to the firm's new Nashville headquarters as well as the recruiting and onboarding of local hires. Ms. Spencer joined AB in 1997 and has held a variety of roles, from overseeing talent and organizational development to managing employee relations, both globally. She was promoted to senior vice president in 2008, when she assumed the role of Head of Human Resources, a position she held for 10 years.

118	AllianceBernstein

Part III
Kate Burke, Former COO and CFO
Ms. Burke, age 52, resigned as our firm's COO and CFO effective May 31, 2023. She had been appointed Chief Financial Officer in July 2022 while retaining her role as Chief Operating Officer, which she became in July 2020. Ms. Burke served as Head of our firm's Private Wealth channel from February 2021 to June 2022; she was appointed Chief Administrative Officer in May 2019. Previously, she served as Head of Human Capital and Chief Talent Officer from February 2016 to May 2019. Ms. Burke joined our firm in 2004 as an institutional equity salesperson with Bernstein Research Services and has held various managerial roles since that time.
Changes in Directors and Executive Officers
The following changes in our directors and executive officers occurred since we filed our Form 10-K for the year ended December 31, 2022:
Directors
•Kristi Matus departed the Board, effective May 24, 2023.
•Nella Domenici departed the Board, effective January 16, 2024.
Executive Officers
•Ms. Burke resigned as COO and CFO effective May 31, 2023.
•Mr. Siemers was appointed as Interim CFO effective June 1, 2023.
•Mr. Sprules was appointed COO effective June 1, 2023.
•Mr. Hogbin was appointed as Global Head of Investments effective January 1, 2024, a newly created position as an executive officer.
•Ms. Spencer was named an executive officer effective January 16, 2024 retaining her title as Chief People Officer.

2023 Annual Report	119

Part III
Board Meetings
In 2023, the Board held regular meetings in February, May, September and November.
The Board has established a calendar consisting of four regular meetings, which typically are held in February, May, September and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit and Risk, Compensation and Workplace Practices, and Governance Committees, each of which is described in further detail below. Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2023.
Committees of the Board

Responsibilities:
•Exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board.
•Typically, determines quarterly unitholder distributions, as applicable.

Executive Committee Committee Members: Joan Lamm-Tennant (Chair) Seth Bernstein Mark Pearson Meetings in 2023: 4

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

Audit and Risk Committee Committee Members: Charles Stonehill (Chair) Todd Walthall Meetings in 2023: 8

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

Governance Committee Committee Members: Das Narayandas (Chair) Seth Bernstein Mark Pearson Todd Walthall Meetings in 2023: 1

For a discussion of the Compensation Committee's responsibilities, please see “Compensation Discussion and Analysis - Compensation Committee; Process for Determining Executive Compensation” in Item 11.

Compensation and Workplace Practices Committee Committee Members: Charles Stonehill(Chair) Daniel Kaye Mark Pearson Meetings in 2023: 5

The functions of each of the Board committees discussed above are more fully described in each committee’s charter. The charters are available in the "Responsibility - Corporate Governance" section of our Internet Site.
Independence of Certain Directors
In February 2023, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Domenici and Lamm-Tennant and Messrs. Kaye, Narayandas, Stonehill and Walthall is independent. The Board determined, at its February 2023 regular meeting, that each of these directors is independent (each an "Independent Director") within the meaning of the relevant rules.
Audit Committee Financial Experts; Financial Literacy
Audit Committee Financial Expertise
In February 2023, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Domenici and Lamm-Tennant and Messrs. Kaye and Stonehill is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meeting held in February 2023.
Financial Literacy
In February 2023, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each Independent Director is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual (“Financially Literate”). The Board so determined at its regular meeting held in February 2023.

2023 Annual Report	121

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

122	AllianceBernstein

Part III
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

2023 Annual Report	123

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

Part III
Item 11. Executive Compensation
Compensation Discussion and Analysis (“CD&A”)
In this CD&A, we provide an overview and analysis of our executive compensation philosophy, address the principal elements used to compensate our executive officers and explain how our executive compensation program aligns with AB’s strategic objectives. Additionally, we discuss 2023 incentive compensation recommendations and decisions made by our Compensation Committee for our named executive officers (“NEOs”). This CD&A should be read together with the compensation tables that follow this section. Our NEOs for 2023(1) are:

Seth Bernstein President and Chief Executive Officer (“CEO“)	Bill Siemers Interim Chief Financial Officer ("CFO")	Karl Sprules Chief Operating Officer ("COO")

Onur Erzan Head of Global Client Group and Private Wealth	Mark Manley General Counsel and Corporate Secretary
(1)Kate Burke resigned from her position as COO and Chief Financial Officer in May 2023. We have included information concerning Ms. Burke in this CD&A and the compensatory tables that follow in accordance with applicable SEC rules and regulations.
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
•align our executives’ long-term interests with those of our Unitholders and clients.

2023 Annual Report	125

Part III
Progress in Advancing our Growth Strategy in 2023
In 2023 we continued to show meaningful progress in executing our Growth Strategy: Deliver, Diversify, and Expand, Responsibly, with Equitable.
Deliver Superior Investment Solutions to our Clients:
Investment Performance
The firm’s investment teams remain focused on consistently delivering differentiated return streams to our clients. We believe that, over time, the ability to produce idiosyncratic returns that cannot be easily replicated will be central to sustaining our competitive advantage. In 2023, our Fixed Income performance strengthened, with 75% of assets outperforming for the one-year period ended December 31, 2023, 73% outperforming over the three-year period and 77% outperforming for the five-year period. In Equities, performance lagged due to both stock selection and highly concentrated benchmark returns led by a small number of mega-cap technology stocks. Approximately 26% of Equity assets were in outperforming services for the one-year period, 45% for the three-year period and 42% for the five-year period ended December 31, 2023. (This performance data reflects the percentage of active Fixed Income and Equity assets in Institutional Services that outperformed their respective benchmarks, gross of fees, and of active Fixed Income and Equity assets in Retail advisor and I share class funds ranked in the top half of their Morningstar category; if no advisor class exists, we used A share class). Additionally, as of December 31, 2023, 60% of U.S. Fund assets and 69% of Non-U.S. Fund assets were rated 4- or 5-stars by Morningstar.
The following retail Fixed Income and Equity mutual funds with AUM greater than $100 million placed in the top quartile of performance for the three-year period ended December 31, 2023:

AB U.S. retail fixed income mutual funds that placed in the top quartile (3-yrs): •AB Municipal Bond Inflation Strategy •AB Short-Duration High Yield •AB Tax-Aware Fixed Income Opportunity	AB Non‑U.S. fixed income funds that placed in the top quartile (3-yrs): •AB Short Duration High Yield	AB U.S. retail equity mutual funds that placed in the top quartile (3-yrs): •AB Equity Income •AB Value	AB Non‑U.S. equity funds that placed in the top quartile (3-yrs): •AB Asia ex-Japan •AB EM Low-Volatility •AB EM Value •AB International Healthcare •AB Low-Vol Equity •AB US Small and Mid-Cap Equity

Net Flows
Scaling our proven investment services remains a key focus of our firm. In 2023, we grew organically in two of our three distribution channels, Retail and Private Wealth, while Institutions saw net outflows. By asset class, Fixed Income grew organically at 5%, offset by outflows in Active Equity, consistent with trends seen across the industry. AB’s net outflows were $7.0 billion, or 1.1% attrition, a lower rate of attrition as compared with our public peer group which experienced higher attrition. In our Retail channel, gross sales rose to $71.1 billion, up 8% versus 2022. The Retail redemption rate rose to 28% in 2023 from 24% in 2022, and full-year net inflows were $3.7 billion, driven by strong growth in both taxable and non-taxable Fixed Income. In our Institutional channel, gross sales of $11.8 billion declined from $32.2 billion in 2022, the latter of which benefited from $16 billion in funding from two custom target date mandates. Net outflows were $11.8 billion. Our pipeline of $12.0 billion in AUM decreased versus $13.2 billion a year ago, reflecting slowing institutional activity industry wide; Private Alternatives represented over 80% of the pipeline fee base at year-end. In Private Wealth, gross sales in 2023 of $18.6 billion were strong, up 6% year-over-year, and this channel generated its third straight year of net inflows, or 1.1% organic growth.

126	AllianceBernstein

Part III
Diversify Through Developing High-Quality Differentiated Services:
Growing the diversity of our offerings to meet the needs of an evolving, complex global client base remains a key focus. In 2023, new investment strategy launches across our global platform included: Security of the Future, US High Dividend ETF, Disruptors ETF, Corporate Bond ETF, Core Plus Bond ETF, Conservative Buffer ETF, Tax-Aware Intermediate Municipal ETF, Tax-Aware Long Municipal, and Fixed Maturity Portfolio 2026/2027. Additionally, we launched multiple new vehicles for existing investment strategies in response to customer demand, across a diverse set of geographies.
Expand:
In 2023, we focused on continued growth in our Private Alternatives business, with net inflows led by Secondaries, Renewable Energy, Residential Mortgage Loans and European Commercial Real Estate Debt. We announced a new NAV (Net Asset Value) lending strategy in our Private Credit business, supported by a commitment from Equitable. AB’s Private Markets platform is now $61 billion, up 9% year over year, reflecting a diverse and relevant offering for Institutional, Retail and Private Wealth clients. We remain focused on expanding opportunistically, both inside and outside the U.S., to support long-term growth. We received approval in China for a wholly owned mutual fund license, and are also focused on growth in other Asian nations and select European markets. We continued to invest in our insurance asset management business to grow third party clients. And, we realized strong growth due to the redesign of our Muni investment platform to enable customization and tax optimization at scale in our custom Muni SMAs.
Responsibly:
We view responsibility as an active pursuit that unites our firm—from the way we work and act, to our community service, and to the investment solutions we deliver to our clients. Internally we continued to improve on a robust corporate governance and compliance framework, including further strengthening our security and business continuity infrastructure. Through our investing activities, we continue to support proposals that encourage companies to strengthen their corporate governance structures, support shareholder rights and strive for greater transparency, in keeping with the best interest of our clients. Financially, responsibility extends to our expense management, as we maintained non-compensation expense growth below inflation levels in 2023.
With Equitable:
In 2023 Equitable announced an expansion of its program to allocate and deploy permanent capital1 to AB’s illiquid platform. Equitable's goal is to reposition and thereby further improve the risk adjusted return of its General Account, through seeding new and growing existing alternative platforms at AB. An initial $10 billion commitment was made in 2021, of which approximately 90% had been deployed in both Private Alternative and Private Placement strategies at year-end. This initial commitment includes $750 million currently being deployed to AB CarVal strategies. In May 2023, Equitable announced a second $10 billion in permanent capital commitment to AB’s illiquid platform, increasing the total of its commitments to $20 billion. We expect the second commitment will begin to be deployed in 2024, following the completion of the first commitment, and will continue over the next several years.
Maintain Strong Incremental Margins:
We remain focused on managing costs to help ensure that we generate targeted incremental adjusted operating margins in the range of 45-50%, over time. In 2023, we continued to execute a key pillar of this strategy as initially announced in 2018, which was the relocation of our corporate headquarters from New York City to Nashville. We continue to seek efficiencies and manage various operating expenses to help ensure that we drive operating leverage on incremental revenues. We also continue to execute on the planned joint venture of Bernstein Research Services with Société Générale (EURONEXT: GLE, “SocGen”), expected to be completed in the first half of 2024. We currently anticipate this action will result in a 200-250 basis point improvement in our annual adjusted operating margin upon deconsolidation of Bernstein Research Services from our consolidated financial statements.
Despite improving financial markets over the course of 2023, our full year average 2023 AUM declined by 1% from 2022 levels, reflecting a lag in average AUM recovering versus the prior year. This resulted in a rolling three-year incremental adjusted operating margin of 8%, below our targeted range. Our adjusted operating margin decreased to 28.2% in 2023, down 70 basis
1 Permanent capital means investment capital of indefinite duration, for which commitments may be withdrawn under certain conditions. Such conditions primarily include potential regulatory restrictions, lacking sufficient liquidity to fund the capital commitments to AB and AB's inability to identify attractive investment opportunities which align with the investment strategy. Although EQH’s insurance subsidiaries have indicated their intention over time to provide this investment capital to AB, they have no binding commitment to do so. While the withdrawal of their commitment could potentially slow down our introduction of certain products, the impact to our overall operations would not be material.

2023 Annual Report	127

Part III
points as compared to 28.9% in 2022. The decrease resulted from operating expense growth of 2% as compared with adjusted net revenue growth of 1%. Total adjusted compensation and benefits expense increased by 2%, promotion and servicing costs rose by 2%, and general and administrative costs rose 1% year-over-year. We provide additional information regarding our adjusted compensation ratio below in this CD&A; see our discussion of “Management Operating Metrics” above in Item 7 for a reconciliation between our results pursuant to U.S. GAAP and our adjusted results.

128	AllianceBernstein

Part III
Our Compensation Practices are Structured to Help the Firm Realize its Growth Strategy

Deliver superior investment solutions to clients

Develop, commercialize
and scale our suite
of services
$1.4 Billion Active ETF's
10 New Active ETF’s launched in 2023, including AB Conservative Buffer ETF and AB High Dividend ETF, bringing total to 12 Active ETF’s.
$61 Billion Municipals
Municipal Platform reflects 11% annualized organic growth led by strong growth in Muni SMA’s. Our Retail Muni platform has grown 11 straight years.
China License Obtained
AB obtains license for wholly-owned mutual fund business.
$61 Billion Private Markets AUM
+9% Y/Y driven by growth in Secondaries, Renewable Energy, Mortgage Loans and European Commercial Real Estate Debt.
$20 Billion Total Equitable Commitment
Additional $10 billion committed capital by Equitable in 2023 to further expand AB's Private Alternative and Private Placements Platforms.

Fixed Income and Equity Performance
Maintain strong incremental margins(1)
AB Adjusted Operating Margin (2)

Total Unitholder Return (2019 - 2023; assumes dividend reinvestment)

Overview

Gross Sales	Alts/MAS	Organic Growth	Beneficial Pipeline Mix
AB’s Retail channel achieved	Fixed Income Organic Growth	Two of three Channels positive in 2023	Alternatives represented over
$71.1B	5.5%	1.9%	80%
in gross sales in 2023, up 8% year-over-year	in 2023	average annual organic growth per year, over the last 5 years	of institutional pipeline fee base at year-end
(1)AB generated a rolling three-year incremental adjusted operating margin of 8%, below the long-term targeted range of 45-50%. We provide additional information regarding our adjusted operating margin in MD&A above in Item 7.
(2)During 2023, we adjusted operating income to exclude the impact of interest on borrowings in order to align with industry peers. We have recast prior periods presentation to align with the current period presentation.

2023 Annual Report	129

Part III
Overview of 2023 Incentive Compensation Program
When reflecting on 2023 performance and pay, each of our NEOs (other than Ms. Burke who resigned in May 2023) received a portion of his year-end incentive compensation in the form of an annual cash bonus and a portion in the form of long-term incentive compensation awards. The split between annual cash bonus and long-term incentive compensation varied depending on the NEO's total compensation, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives. (For additional information about these compensatory elements, see “Compensation Elements for NEOs” below.)
In 2023, we utilized performance scorecards for senior leaders of the firm, including our NEOs. These scorecards require our senior leaders to develop and maintain a broad leadership mindset with priorities, such as accelerating ESG initiatives and our firm's alternatives platform, that are aligned with firm-wide goals of creating long-term value for all of our stakeholders. The scorecard for each NEO reflected our Growth Strategy and included actual results relative to target metrics across the following measures:
•Financial performance, including peer results, adjusted operating margin, adjusted net revenue growth and operating efficiency targets (see our discussion of “Management Operating Metrics” in Item 7 for a reconciliation between our results pursuant to U.S. GAAP and our adjusted results);
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
Mr. Bernstein, with the Compensation Committee, continue to believe that the appropriate metric to consider in determining the amount of incentive compensation paid to all employees, including our NEOs, in respect of 2023 performance is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, which terms are described immediately below:
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
•Adjusted net revenues (see our discussion of “Management Operating Metrics” in Item 7 for a reconciliation between our results pursuant to U.S. GAAP and our adjusted results) exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues. Additionally, we adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds’ revenues and including AB’s fees from such funds, and AB’s investment gains and losses on its investment in such funds, that were eliminated in consolidation. We also adjust for certain acquisition-related pass-through performance-based fees and certain other performance-based fees passed through to our investment professionals.

130	AllianceBernstein

Part III
In addition, Mr. Bernstein, along with the Compensation Committee, continue to believe that the firm’s adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues annually, except in unexpected or unusual circumstances. As the table below indicates, in 2023, adjusted employee compensation and benefits expense amounted to approximately 49.0% of our adjusted net revenues (in thousands):

Net Revenues	$4,155,323
Adjustments (see above)	(783,374)
Adjusted Net Revenues	$3,371,949
Employee Compensation & Benefits Expense	1,769,153
Adjustments (see above)	(115,977)
Adjusted Employee Compensation & Benefits Expense	$1,653,176
Adjusted Compensation Ratio	49.0%
Our 2023 adjusted compensation ratio of approximately 49.0% reflects a balancing of the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent with the need to maintain strong operating leverage in our business. The Compensation Committee works with management to help ensure both needs are sufficiently addressed.

2023 Annual Report	131

Part III
We have described below each NEO’s individual achievements in 2023 given each officer’s role, the contents of their respective performance scorecards and the firm's business and operational goals:

Seth Bernstein
President and Chief Executive Officer
Summary of Achievements: As President and CEO, Mr. Bernstein led AB to achieve organic growth in two of three distribution channels. The firm grew revenues while operating expenses grew at a rate below inflation, inclusive of continued investment in strategic growth areas. Mr. Bernstein led the firm through executive leadership changes while advancing a number of strategic priorities, including our fund management company in China, opening our AB India office, and progressing toward the closing of the joint venture for our research and trading business.

Individual Achievements
Financial and Investment Performance
•Led the firm’s efforts in delivering in growth areas, resulting in lower attrition rates relative to public peers, despite a difficult institutional fundraising environment. AB’s fixed income business grew organically by 5%, outperforming peers, reflecting successful scaling from investments in technology and distribution. Two of the firm’s three distribution channels grew organically.
•Earnings per unit (“EPU”) in the fourth quarter were up 9% versus the same period in 2022. Full year 2023 EPU of $2.69 declined by 9% versus 2022, reflecting lower average AUM and base fees, combined with higher interest expense reflecting higher interest rates.
•Improved performance meaningfully in fixed income, outperforming applicable peers or benchmarks, while our equities franchise underperformed due to both stock selection as well as strong benchmark returns narrowly led by a small number of mega-cap technology stocks (both measured by the percentage of assets outperforming).
Strategic
•Grew AB’s active ETF platform to $1.4B in assets with 12 funds, celebrating its one-year anniversary. Our municipal separately managed account platform reached $23B, +36% year-over-year, gaining market share.
•Achieved a critical milestone receiving our regulatory license to operate an onshore China fund management company.
•Progressed efforts to grow the AB CarVal franchise, by closing on our clean energy fund, three times larger than the first vintage and designing a new $750M residential mortgage mandate in partnership with EQH. Made progress on new product development for the retail channel and created and began execution on integration plans across corporate functions.
•Furthered plans to create a joint venture with Société Générale for our Bernstein Research Services business and have managed staff attrition levels well below the agreed upon threshold.
Organizational
•Managed through an executive leadership transition, appointing a new Chief Operating Officer and identifying a new Chief Financial Officer effective Q1 2024. Created an inaugural Head of Investments role to enhance and optimize the investment business units and reduce span of control.
•Established new entity in India now with ~390 staff. Opened state-of-the art new office, identified local leadership, expanded functions across business units, and improved attrition.
•Advanced firmwide sustainability goals. Strengthened controls and oversight to minimize risk and advanced our own corporate sustainability.
Culture
•Continued focus on Diversity, Equity & Inclusion. Improved firmwide voluntary attrition and attrition among our diverse populations.
•Maintained strong engagement metrics in AB’s employee survey. Reinforced firmwide purpose and values statements within business units.

2023 Compensation

$500,000
$4,995,000
$4,515,000
$10.0M
Total
Compensation
$9,510,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

132	AllianceBernstein

Part III

Bill Siemers
Interim Chief Financial Officer effective June 1, 2023
Summary of Achievements: As Interim Chief Financial Officer (CFO), Mr. Siemers oversaw the delivery of complete, accurate and timely financial results both internally and externally (in Forms 10-K and 10-Q and Earnings Releases) and ensured continuity and continuous improvement of a strong Finance function. Mr. Siemers held the role of Controller and Chief Accounting Officer through August 20, 2023.

Individual Achievements
Financial
•Managed cost reduction and containment initiatives in a restricted revenue growth environment to achieve an adjusted operating margin of 28.2%, exceeding our target.
•Improved AB’s financial processes through enhanced accounting, reporting, accounts payable and planning and analysis procedures.
Strategic
•Supported the contribution of our cash equities and research business into a planned joint venture between AB and Société Générale as AB’s Project Manager of the Finance workstream and serving as a member of the steering committee overseeing the transaction.
•Successfully partnered with Equitable on the financial impacts, both actual and forecasted, of our strategic initiatives, including our headquarter office relocation, growing our private alternatives and insurance products and services, and our development of a Fund Management Company in China, to optimize both our results of operations and balance sheet.
Organizational
•Supported the integration plans and processes of financial functions relating to the 2022 CarVal acquisition and served on the joint leadership team providing oversight of integration plans across all corporate functions.
•Successfully onboarded approximately 25 Finance personnel into AB India.
•Seamlessly led the Finance function and executed all CFO responsibilities for the last seven months of the year upon the resignation of the previous CFO.
•Executed on succession planning by appointing a new Controller and Chief Accounting Officer from within the Finance talent pool, ensuring a smooth transition of leadership.
•Supported the successful recruitment process to identify and hire a new CFO (starting in the first quarter of 2024).
Culture
•Maintained strong Finance employee engagement, retention and in-office collaboration and grew diversity within our workforce.
•Enhanced Purpose within Finance and engaged in various Town Hall, informal gatherings, and small meeting groups to have employees connect with AB’s purpose and values.

2023 Compensation

$300,000
$255,000
$1.2M
Total
Compensation
$645,000
$900,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

2023 Annual Report	133

Part III

Karl Sprules
Chief Operating Officer effective May 31, 2023
Summary of Achievements: Mr. Sprules successfully transitioned the role of Global Head of Technology & Operations (GTO) to Robert McWilliams June 1, 2023, and assumed the role of Chief Operating Officer (COO), now overseeing Legal and Compliance, GTO, Diversity, Equity and Inclusion, Real Estate Services, Internal Audit, Risk, and the Program Management Office. In 2023 as COO, Mr. Sprules spearheaded the evaluation and prioritization of the firm’s strategic initiatives, improved return to office compliance and drove efforts in expanding our footprint in India and China and the relocation of our NYC office to Hudson Yards.

Individual Achievements
Financial
•Reduced the GTO budget through thoughtful and targeted expense savings measures.
•Drove the prioritization process for funding the firm’s strategic investments and developed an iterative framework for ongoing planning.
Strategic
•Evolved the Quarterly Business Review process to improve focus on key leadership topics such as business performance, strategic initiatives, errors and incidents, return to office compliance, and cross-functional business involvement.
•Co-led project to obtain the firm’s fund management company license in China by removing roadblocks, identifying areas that required additional focus, and providing solutions to meet those needs.
•Drove integration of CarVal’s technology functions and processes with AB. As COO, oversaw integration planning across all non-investment functions.
Organizational
•Increased collaboration across the COO and Chief Administrative Officer roles across the firm by providing a platform to discuss strategic initiatives, emerging issues, resourcing, diversity efforts, and broader topics of importance.
•Simplified management by restructuring the GTO department into high-level operating functions focused on Investments, Clients, Funds, Operations, and Technology.
•Led the design, build and opening of the firm’s new office in India, reducing turnover, considerably improving staff engagement, and expanding AB India support to other business units beyond GTO.
Culture
•Co-led the firm’s efforts to drive a three-two structure for return to office compliance and rolled out a dashboard to management to better assist in tracking and driving compliance.
•Organized various employee gatherings throughout the year to foster staff unity and engagement among business units.

2023 Compensation

$400,000
$1,575,000
$4.0M
Total
Compensation
$2,025,000
$3,600,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

134	AllianceBernstein

Part III

Onur Erzan
Global Head of Client Group and Head of Private Wealth
Summary of Achievements: As Global Head of Client Group (CG) and Head of Private Wealth (PW), Mr. Erzan achieved solid results across both groups despite a challenging market environment. Under Mr. Erzan’s leadership, the CG grew its active ETF platform, obtained a fund management company license to operate in China, and focused on building out capabilities in key segments. Additionally, Mr. Erzan added advisors and expanded services and investment solutions offered to our PW clients. As a member of the executive leadership team, Mr. Erzan collaborated with senior leadership across AB and Equitable Holdings on overall business and sales strategy.

Individual Achievements
Financial
•Achieved solid results in CG with 2023 gross sales of $83B, including $71B retail and $12B institutional. US Retail, a key strategic growth area, grew sales by 9% year-over-year and achieved a fifth straight year of organic growth.
•Realized positive PW net flows (+$1.1B), with 1% annualized net organic growth, the third straight year of organic growth. Saw record advisor productivity with strong client retention. Continued growth in private alternatives and margin loans were partially offset by impact of deteriorating active equity flows.
Strategic
•Grew ETF platform, which launched in September 2022, from two to 12 funds, reaching $1.4B in total AUM across multiple client channels.
•Co-led effort to obtain regulatory license for AB’s fund management company in China to offer onshore investment products and solutions to local retail clients.
•Continued to build out capabilities in key growth segments. In third-party insurance, developed an analytical toolset, onboarded new robust client data and reporting solution, and expanded advisor coverage. In defined contribution, continued to develop flexible approaches to delivering insurance-backed guaranteed retirement income. Published foundational research on evaluating diverse retirement-income solutions.
•Furthered build out of our alternative investments platform by adding product development resources and making meaningful progress in the creation of new innovative offerings to be launched in 2024 for retail clients.
•Increased PW net new advisors beyond target of 5%. Boosted number of teams forming new partnerships, expanding reach and capabilities, and elevating the client experience for our new and existing clients.
•Launched comprehensive PW client segmentation strategy, including expanding UHNW servicing team, introducing new organizational structure for global families vertical, and piloting fee-for-service with multi and single-family offices. Segmentation strategy will streamline operations, grow brand awareness, expand reach, and provide more services for clients.
•Expanded PW investment solutions offering, including first successful CarVal engagement to raise capital for clean energy fund and launch of several fixed income separately managed account strategies. Raised record capital amount for secondary investing partners and our model portfolio platform crossed $20B, an all-time high.
Organizational
•Focused on attracting and onboarding several senior leadership roles within the CG globally across sales, business development, and product strategy.
•Redesigned PW’s organizational structure to focus on new business growth within targeted client segments. (UHNW, Global Families, Family Offices, Women and Diverse Markets).
Culture
•Fostered a positive, results-driven culture of continuous learning and development across CG and PW. Improved collaboration across both organizations including cross-department partnerships in business management and marketing.
•Promoted a customer-centric approach across the organization via segmented client playbooks and client engagement surveys.

2023 Compensation

$400,000
$2,560,000
$5.9M
Total
Compensation
$2,900,000
$5,460,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

2023 Annual Report	135

Part III

Mark Manley
General Counsel & Corporate Secretary
Summary of Achievements: Mr. Manley is responsible for AB’s Legal and Compliance Department, overseeing all legal and regulatory affairs for the firm. In 2023, Mr. Manley counseled management to successfully navigate through a heighted regulatory environment, implemented departmental organizational changes to optimize structure and efficiencies, and supported the firm’s critical strategic initiatives, including the joint venture and establishing businesses in new jurisdictions.

Individual Achievements
Financial
•Successfully navigated the firm through numerous regulatory examinations, inquiries and sweeps without any serious infractions or penalties.
Strategic
•Provided legal leadership and guidance on the Société Générale joint venture transaction and the development of new business establishments in Ireland and Dubai.
•Spearheaded our Investments Reimagined initiative with EQH as part of our collective efforts to streamline and build efficiencies into our capital deployment activities.
•Provided legal support and regulatory guidance in connection with the successful licensing of our Fund Management Company in China.
•Worked closely with our US Mutual Fund boards as they made formal plans for a unitary board in 2025.
Organizational
•Continued to drive innovation and savings through technology and process improvements.
•Executed on four critical succession plans in Compliance, Mutual Fund Legal, International Legal and Corporate Legal promoting high quality internal talent while creating efficiencies, cost savings and significant leadership development opportunities.
Culture
•Emphasized the importance of our fiduciary culture through compliance and workplace practices training.

2023 Compensation

$300,000
$345,000
$1.5M
Total Compensation
$780,000
$1,125,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

The compensation of each of these NEOs (other than Ms. Burke) reflected the Compensation Committee’s judgment (and Mr. Bernstein’s judgment, with respect to each executive other than himself) in assessing the importance of the executive's achievements in the context of our firm’s adjusted financial results and progress in advancing our Growth Strategy.

136	AllianceBernstein

Part III
Compensation Committee; Process for Determining Executive Compensation
The Compensation Committee consists of Mr. Stonehill (Chair), Mr. Kaye and Mr. Pearson. The Compensation Committee held five regular meetings in 2023.
As discussed in “NYSE Governance Matters” in Item 10, AB Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee consisting solely of independent directors. EQH owns, directly and through various subsidiaries, an approximate 61.2% economic interest in AB (as of December 31, 2023), and compensation expense is a significant component of our financial results. For these reasons, Mr. Pearson, director and President and CEO of EQH, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires his affirmative vote or consent. Given this structure, the Compensation Committee has established a sub-committee consisting entirely of non-management directors (i.e., Mr. Stonehill and Mr. Kaye). This “Section 16 Sub-Committee” approves awards of restricted AB Holding Units to NEOs to ensure we can utilize the short-swing trading exemption set forth in Section 16b-3 under the Exchange Act. Under this exemption, equity grants to our firm's executive officers are exempt from short-swing trading rules if each such grant is approved by the full Board or a committee of the Board consisting entirely of “non-employee” directors (generally, directors who are not officers of the company or an affiliate).
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
•reviewing and approving the compensation of our CEO, evaluating his performance, and determining and approving his compensation level based on this evaluation; and
•reviewing and discussing the CD&A and recommending to the Board its inclusion in each of AB’s and AB Holding’s Form 10-K and, and when applicable, proxy statements.
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
The Compensation Committee’s year-end process generally focuses on the cash bonuses and long-term incentive compensation awards granted to NEOs and other senior executives. Mr. Bernstein, working with the other senior executives, provides recommendations for individual executive awards to the Compensation Committee for its consideration. As part of this process, and as we discuss more fully below in "Compensation Consultant; Benchmarking Data," Ms. Spencer provides the Compensation Committee with competitive market data from one or more compensation consultants.
Management periodically reviews, with the Compensation Committee, the firm’s expected adjusted financial and operating results, the firm’s actual adjusted financial and operating results and management’s year-end compensation expectations, as they evolve throughout the year. Management accomplished these reviews during regular meetings of the Compensation Committee held in February, May, September, October and November 2023. The Compensation Committee approved the firm's final year-end compensation recommendations during its regular meeting held in November 2023.
Additional information regarding the Compensation Committee’s functions can be found in the Committee's charter, which is available online in the “Responsibility - Corporate Governance” section of our Internet Site.

2023 Annual Report	137

Part III
Compensation Consultant; Benchmarking Data
In 2023, we retained McLagan Partners (“McLagan”) as an independent consultant to provide competitive market data and trend forecasting for our NEOs and other senior executives, for which we paid McLagan $60,000 (the "2023 Benchmarking Data"). McLagan has an extensive database on compensation for most asset management companies, including private companies for which information is not otherwise available.
The 2023 Benchmarking Data summarized 2022 compensation levels and 2023 salaries, which helps form a reasonable estimation of compensation levels in the industry for executive positions like those held by our NEOs at selected asset management companies comparable to ours in terms of size and business mix (the “Comparable Companies”) and, in so doing, assists in determining the appropriate level of compensation for our NEOs.
The Comparable Companies, which management selected with input from McLagan, included:

Barings	Columbia Threadneedle	Franklin Templeton Investments
Goldman Sachs Asset Management	Invesco	Janus Henderson Investors
Loomis, Sayles & Company	MFS Investment Management	Morgan Stanley Investment Management
Neuberger Berman Group	Nuveen Investments	Pacific Investment Management
Prudential Global Investment Mgmt.	Schroder Investment Management	T. Rowe Price

The 2023 Benchmarking Data indicated that, as a group, our NEOs fall within market range. Please note that we excluded Ms. Burke from this analysis as she resigned from AB in May 2023 and, accordingly, did not receive year-end incentive compensation.
The Compensation Committee considered this information in concluding that the compensation levels paid in 2023 to our NEOs (other than Ms. Burke, who was not considered in this process given her resignation from the Company) were appropriate and reasonable.
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
We believe that annual cash bonuses, which generally reflect individual performance and the firm’s current year adjusted financial performance, provide a short-term retention mechanism for our NEOs because such bonuses typically are paid in December.
Annual cash bonuses in respect of 2023 performance for each NEO were determined in November 2023 and paid in December 2023. These bonuses, and the 2023 long-term incentive compensation awards described immediately below, were based on management’s evaluation, subject to the Compensation Committee’s review and approval, of each NEO’s performance during the year, the firm's progress in advancing its Growth Strategy during the year, the performance of the NEO’s business unit or function compared to business and operational goals established in each NEO's performance scorecard at the beginning of the year, and the firm’s current-year adjusted financial performance.
In respect of 2023, Mr. Bernstein received a cash bonus of $4,515,000 in accordance with the terms of the employment agreement into which he entered with the General Partner, AB and AB Holding as of May 1, 2017 (the “CEO Employment Agreement”) and after review of Mr. Bernstein's performance during 2023 by the Compensation Committee. Please refer to “Overview of Mr. Bernstein's Employment Agreement” below for additional information relating to Mr. Bernstein’s cash bonus and other compensation elements.

138	AllianceBernstein

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
We believe that annual long-term incentive compensation awards provide a long-term retention mechanism for our NEOs because such awards generally vest ratably over time; awards granted in 2022 and forward generally vest in equal portions over three years, while awards granted prior to 2021 generally vest over four years. We reduced the vesting period to three years for awards in 2021 to help ensure our compensation framework remains highly competitive.
For 2023 performance, awards were granted in December 2023 to each of Messrs. Bernstein, Siemers, Sprules, Erzan, and Manley pursuant to the AB 2023 Incentive Compensation Award Program (the "ICAP"), an unfunded, non-qualified incentive compensation plan, and the AB 2017 Long Term Incentive Plan, our equity compensation plan (the “2017 Plan”). Ms. Burke, who resigned in May 2023, did not receive an award.
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
Clawbacks
The award agreement contained in the AB Incentive Compensation Award Program ("ICAP") permits AB to claw-back the unvested portion of an award if the recipient fails to adhere to our risk management policies. As such, for accounting purposes, there is no employee service requirement and awards are fully expensed when granted. As used in this Item 11, “vest” refers to the time at which the awards are no longer subject to forfeiture for breach of these restrictions or risk management policies, which we discuss further below in “Consideration of Risk Matters in Determining Compensation.”
Further, pursuant to Rule 10D-1 of the Exchange Act and Section 303A.14 of the NYSE Listed Company Manual, the Board has adopted a Compensation Recovery Policy (the "Policy") effective November 15, 2023. Pursuant to the Policy, the Company will promptly recover erroneously awarded incentive-based compensation (as defined by section 10D(b)(1) to include any compensation that is granted, earned or vested wholly or in part upon attainment of a financial reporting measure) from any current or former Executive Officer of the Company as defined by Rule 10D-1 of the Exchange Act as required under the Exchange Act and the NYSE Listed Company Manual. The company does not currently award incentive-based compensation as defined by the Act. We have filed the Policy as Exhibit 97.01 to this Form 10-K.
The portion of incentive-based compensation received from EQH specific to Mr. Bernstein is covered under the Compensation Recovery Policy adopted by our parent EQH and will be applicable to any current or previous incentive-based compensation received directly from our parent company by Mr. Bernstein. See "Summary Compensation Table" EQH for stock awards received by Mr. Bernstein for which the EQH Compensation Recovery Policy is applicable.
Former COO and CFO Resignation
As announced in a Form 8-K filed on June 1, 2023, Ms. Burke resigned from AB on May 31, 2023. Her responsibilities as COO were promptly transferred to Mr. Sprules and her responsibilities as CFO were promptly transitioned to Mr. Siemers on an interim basis.
The compensatory benefits Ms. Burke forfeited by resigning included (i) unvested portions of prior-year long-term incentive compensation awards, aggregating to approximately $2.9 million in value (based on the closing price of an AB Holding Unit as of August 29, 2023, her official termination date taking into account the garden leave obligation provided in the ICAP award agreement); and (ii) the unvested portions of restricted stock unit awards and performance share awards (at target) granted to her by EQH in connection with her membership on, and service to, EQH's Management Committee, aggregating to approximately $225,000 (based on the closing price of an EQH share as of August 29, 2023).

2023 Annual Report	139

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
With respect to 2023, the Compensation Committee determined in November 2023 that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution paid by AB.
Defined Benefit Plan
The retirement plan (the "Retirement Plan") is a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed in the United States prior to October 2, 2000. Each participant’s benefits are determined under a formula which takes into account years of credited service through December 31, 2008, the participant’s average compensation over prescribed periods and Social Security covered compensation. The maximum annual benefit payable under the Retirement Plan may not exceed the lesser of $100,000 or 100% of a participant’s average aggregate compensation for the three consecutive years in which he or she received the highest aggregate compensation from us or such lower limit as may be imposed by the Internal Revenue Code of 1986, as amended (the "Code") on certain participants by reason of their coverage under another qualified retirement plan we maintain. The Retirement Plan generally provides for payments to, or on behalf of, each vested employee upon such employee’s retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on an "actuarially" reduced basis. Normal retirement age under the plan is 65. Death benefits are payable to the surviving spouse of an employee who dies with a vested benefit under the Retirement Plan. For additional information regarding interest rates and actuarial assumptions, see Note 18 to AB's consolidated financial statements in Item 8.
A participant in the Retirement Plan is eligible for early retirement upon termination of employment if the participant is at least age 55 and the sum of the participant’s age and years of vesting service equals at least 80. As of December 31, 2023, Mr. Sprules has attained age 50 and earned 26 years of vesting service. (For purposes of determining early retirement eligibility, years of service after benefits under the Retirement Plan ceased accruing are included.) Because Mr. Sprules is younger than age 55 and the sum of his age and service is less than 80, he is not eligible for early retirement. As of December 31, 2023, Mr. Manley has attained age 61 and earned 40 years of vesting service. Because the total of Mr. Manley’s age and years of service exceeded 80, he is eligible for early retirement.
The early retirement benefit is “actuarially” reduced for each month that payments begin before age 65. The reduction to the pension is made because it costs more money to provide payments over a longer period of time. In other words, the monthly benefit commencing at the early retirement date has the same value as a monthly benefit beginning at age 65. The actuarial adjustment factors are based on the mortality assumptions specified under Section 417(e) of the Internal Revenue Code, and a 6% interest rate, as specified in the Retirement Plan. For example, a 60 year old participant would receive approximately 66% of the accrued benefit that would have been payable at age 65.
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

140	AllianceBernstein

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
Consideration of Risk Matters in Determining Compensation
In 2023, we considered whether our compensation practices for employees, including our NEOs, encourage unnecessary or excessive risk-taking and whether any risks arising from our compensation practices are reasonably likely to have a material adverse effect on our firm. For the reasons set forth below, we have determined that our current compensation practices do not create risks that are reasonably likely to have a material adverse effect on our firm.
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

2023 Annual Report	141

Part III
Cash Bonus
Under the CEO Employment Agreement, Mr. Bernstein is entitled to be paid a cash bonus at a target level of $3,000,000 in each year during the Employment Term, subject to review and increase from time to time by the Compensation Committee, in its sole discretion. As a result of a review of Mr. Bernstein's performance during 2023 by the Compensation Committee, Mr. Bernstein was paid a cash bonus of $4,515,000. In determining Mr. Bernstein's cash bonus, the Compensation Committee considered the progress AB made in advancing its Growth Strategy, Mr. Bernstein's performance in light of the target metrics included in his performance scorecard and Mr. Bernstein's individual achievements during 2023, as described above.
Restricted AB Holding Units
Commencing in 2018 and during the remainder of the Employment Term, Mr. Bernstein is eligible to receive annual equity awards with a grant date fair value equal to $3,500,000, subject to review and increase by the Compensation Committee, in its sole discretion, in accordance with AB’s compensation practices and policies generally applicable to the firm’s executive officers as in effect from time to time. The Compensation Committee approved an equity award to Mr. Bernstein with a grant date fair value equal to $4,165,000 during November 2023. The Compensation Committee determined Mr. Bernstein's equity award based on the review process described above. As a result of the SPB First Amendment, the equity award granted to Mr. Bernstein in December 2023 is subject to the same ICAP-related terms and conditions as awards granted to other executive officers at that time, which terms and conditions are described above in "Compensation Elements for NEOs - Long-Term Incentive Compensation Awards."
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

142	AllianceBernstein

Part III
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
Compensation awarded by EQH to Mr. Bernstein, Mr. Erzan and Ms. Burke
In February 2023, EQH granted to Mr. Bernstein, in connection with his membership on and service to the EQH Management Committee:
•a restricted stock unit award (for EQH common stock) with a grant date fair value of $332,029; and
•a performance share award (for EQH common stock) with a grant date fair value of $498,025, which can be earned subject to EQH’s total shareholder return relative to its peer group.
Additionally, in February 2023, EQH granted to each of Mr. Erzan and Ms. Burke, in connection with their membership on and service to the EQH Management Committee:
•a restricted stock unit award (for EQH common stock) with a grant date fair value of $40,024; and
•a performance share award (for EQH common stock) with a grant date fair value of $60,012, which can be earned subject to EQH’s total shareholder return relative to its peer group.
Assumptions made in determining the EQH restricted stock unit and performance share figures discussed above are described in footnotes to the compensatory tables below entitled "Summary Compensation Table for 2023" and "Grants of Plan-Based Awards in 2023."
Mr. Bernstein and Mr. Erzan may receive additional equity or cash compensation from EQH in the future related to their continued membership on and service to the EQH Management Committee. Ms. Burke, who resigned as our firm's COO and CFO in May 2023 (and from the EQH Management Committee), forfeited her awards and is ineligible for additional awards.
CEO Pay Ratio
In 2023, the compensation of Mr. Bernstein, our President and CEO, was approximately 65 times the median pay of our employees, resulting in a 65:1 CEO Pay Ratio.
We identified our median employee by examining 2023 total compensation for all individuals, excluding Mr. Bernstein, who were employed by our firm as of December 31, 2023, the last day of our payroll year. We included all of our employees in this process, whether employed on a full-time or part-time basis. We did not make any assumptions or estimates with respect to total compensation, but we did adjust compensation paid to our non-U.S. employees during our 2023 fiscal year based on the average monthly exchange rates for the three-month period ending September 30, 2023 (data compiled in fourth quarter) between the local currencies in which such employees are paid and U.S. dollars. We define “total compensation” as the aggregate of base salary (plus overtime, as applicable), commissions (as applicable), cash bonus and the grant date fair value of long-term incentive compensation awards.
After identifying the median employee based on total compensation, we calculated total compensation in 2023 for such employee using the same methodology we use for our NEOs as set forth below in the Summary Compensation Table for 2023.

2023 Annual Report	143

Part III
As illustrated in the table below, our 2023 CEO Pay Ratio is 65:1:

	Seth Bernstein	Median Employee
Base salary ($)	500,000	120,000
Cash bonus ($)	4,515,000	30,000
Stock awards ($)(1)	4,995,054	—
All other compensation ($)(2)	114,201	5,988
Total ($)	10,124,255	155,988
2023 CEO Pay Ratio	65:1
(1)Includes (i) an award granted by AB of restricted AB Holding Units with a grant date fair value of $4,165,000 and (ii) awards granted by EQH with an aggregate grant date fair value of $830,054, as more fully described above in “Compensation awarded by EQH to Mr. Bernstein, Mr. Erzan and Ms. Burke.” For additional information, please refer to the compensatory tables below in this Item 11.
(2)For a description of Mr. Bernstein’s other compensation, please refer to the Summary Compensation Table for 2023 below. The median employee's other compensation consists of a $5,988 contribution match under the AB Profit Sharing Plan.
Other Compensation-Related Matters
AB and AB Holding are, respectively, private and public limited partnerships. They are subject to taxes other than federal and state corporate income tax (see “Structure-related Risks” in Item 1A and Note 21 to AB’s consolidated financial statements in Item 8). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to an entity taxed as a corporation, is not applicable to either AB or AB Holding for 2023.
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

Charles Stonehill (Chair)	Daniel Kaye
Mark Pearson

144	AllianceBernstein

Part III

Summary Compensation Table for 2023

Total compensation of our NEOs for 2023, 2022 and 2021, as applicable, is as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)(2) ($)	Option Awards ($)	Pension ($)	All Other Compensation ($)	Total ($)
Seth Bernstein(3) (4) President and CEO	2023	500,000	4,515,000	4,995,054	—	—	114,201	10,124,255
	2022	500,000	4,925,000	5,575,062	—	—	277,777	11,277,839
	2021	500,000	5,575,000	6,075,000	—	—	142,813	12,292,813
Bill Siemers(6) Interim CFO	2023	300,000	645,000	255,000	—	—	17,340	1,217,340
	2022	300,000	525,000	1,175,034	—	—	17,340	2,017,374
Karl Sprules COO	2023	400,000	2,025,000	1,575,000	—	3,018	32,294	4,035,312
	2022	400,000	1,555,000	1,105,000	—	122,835	17,860	3,200,695
	2021	400,000	1,725,000	1,275,000	—	—	42,040	3,442,040
Onur Erzan(5) (6) Head of Global Client Group and Private Wealth	2023	400,000	2,905,851	2,555,887	—	—	17,544	5,879,282
	2022	400,000	1,955,851	1,605,886	—	—	11,017	3,972,754
Mark Manley(6) General Counsel and Corporate Secretary	2023	300,000	780,000	345,000	—	22,934	26,898	1,474,832
	2022	300,000	780,000	345,000	—	482,194	26,898	1,934,092
Kate Burke(5) (7) Former COO and CFO	2023	273,846	—	100,036	—	—	632	374,514
	2022	400,000	2,050,000	1,700,035	—	—	16,216	4,166,251
	2021	400,000	2,275,000	1,925,000	—	—	15,455	4,615,455
(1)The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit award values, see Note 19 to AB’s consolidated financial statements in Item 8. Assumptions made in determining the EQH restricted stock unit and performance share figures in the "Stock Awards" column are set forth in the EQH 2023 Long-Term Incentive Compensation Program and described in a footnote to the "Grants of Plan-Based Awards in 2023" table below.
(2)See “Grants of Plan-Based Awards in 2023” below.
(3)See "Overview of Mr. Bernstein's Employment Agreement" and "Compensation Awarded by EQH to Mr. Bernstein, Mr. Erzan and Ms. Burke" above in CD&A for a description of Mr. Bernstein's compensatory elements. Please be advised that Mr. Bernstein's compensation also is disclosed by EQH.
(4)The "Stock Awards" column for 2023 includes the grant date fair value of the restricted stock award (grant date fair value of $332,029) and the performance share award (grant date fair value of $498,025) Mr. Bernstein received from EQH in February 2023. For 2022, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $400,033) and the performance share award (grant date fair value of $600,029) Mr. Bernstein received from EQH in February 2022. For 2021, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $340,000) and the performance share award (grant date fair value of $510,000) Mr. Bernstein received from EQH in February 2021.
(5)The "Stock Awards" column for 2023 includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,024) and the performance share award (grant date fair value of $60,012) Mr. Erzan and Ms. Burke each received from EQH in February 2023. For 2022, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,021) and the performance share award (grant date fair value of $60,014) Mr. Erzan and Ms. Burke each received from EQH in February 2022. For 2021, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,000) and the performance share award (grant date fair value of $60,000) Ms. Burke received from EQH in February 2021.
(6)We have not provided 2021 compensation for Messrs. Siemers, Erzan, or Manley; they were not deemed NEOs in those years.
(7)Ms. Burke resigned as our firm's COO and CFO in May 2023 to become the President at another company. As a result, she forfeited all unvested AB and EQH awards granted to her in the current and previous years.

2023 Annual Report	145

Part III
The “All Other Compensation” column includes the aggregate incremental cost to our company of certain other expenses and perquisites. For 2023, this column includes the following:

Name	Personal Use of Car and Driver ($)		Contributions to Profit Sharing Plan ($)	Life Insurance Premiums ($)	Other(2) ($)
Seth Bernstein	94,113	(1)	16,500	3,564	24
Bill Siemers	—		15,000	1,980	360
Karl Sprules	—		16,500	4,002	11,792
Onur Erzan	—		16,500	630	414
Mark Manley	—		15,000	11,484	414
Kate Burke	—		—	632	—
(1)Mr. Bernstein is entitled to the use of a dedicated car and driver pursuant to his employment agreement for security and business purposes. The amount reflects Mr. Bernstein's personal use for commuting and other non-business use. Car and driver services were contracted through a third party. The cost of providing a car is determined annually and includes, as applicable, the cost of the driver, annual car lease, insurance cost and various miscellaneous expenses such as fuel and car maintenance.
(2)These amounts represent stipends paid to Messrs. Bernstein, Siemers, Erzan, and Manley to help cover the cost of a mobile phone; these stipends are paid to employees generally as well. The amount set forth in the table for Mr. Sprules represents a stipend to help cover a portion of the housing cost in New York while traveling for business.

146	AllianceBernstein

Part III
Grants of Plan-Based Awards in 2023
Grants of awards under the 2017 Plan, our equity compensation plan, during 2023 made to our NEOs are as follows (we also discuss awards issued by EQH to Mr. Bernstein, Mr. Erzan, and Ms. Burke below ):

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(1) ($)
Name		Threshold (#)	Target (#)	Maximum (#)
Seth Bernstein(2)(3)	12/12/2023				136,289	4,165,000
	2/15/2023				10,129	332,029
	2/15/2023	3,187	12,747	25,494	12,747	498,025
Bill Siemers(2)	12/12/2023				8,344	255,000
Karl Sprules(2)	12/12/2023				51,538	1,575,000
Onur Erzan(2)(3)	12/12/2023				80,362	2,455,851
	2/15/2023				1,221	40,024
	2/15/2023	384	1,536	3,072	1,536	60,012
Mark Manley(2)	12/12/2023				11,289	345,000
Kate Burke(3)(4)	2/15/2023				1,221	40,024
	2/15/2023				1,536	60,012
(1)This column provides the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit values, see Note 19 to AB's consolidated financial statements in Item 8.
(2)As discussed above in “Overview of 2023 Incentive Compensation Program” and “Compensation Elements for NEOs—Long-Term Incentive Compensation Awards,” long-term incentive compensation awards granted in December 2023 to our NEOs were denominated in restricted AB Holding Units. These awards vest in equal annual increments on each of December 1, 2024, 2025 and 2026. These awards are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table for 2023 and the “AB Holding Unit and/or EQH Awards” columns of the Outstanding Equity Awards at 2023 Fiscal Year-End Table.
(3)In February 2023, EQH granted to each of Mr. Bernstein, Mr. Erzan and Ms. Burke (i) a restricted stock unit award with a grant date fair value of $332,029, $40,024, and $40,024, respectively, and (ii) a performance share award with a grant date fair value of $498,025, $60,012, and $60,012, respectively, which can be earned subject to EQH's total stockholder return ("TSR") relative to its peer group. TSR is the total amount a company returns to investors during a designated period, including both share price appreciation and dividends. The number of performance shares that are earned, which cliff vest on February 28, 2026, subject to continued service, will be determined at the end of the performance period (December 2025) by multiplying the number of unearned performance shares by one of the following performance factors: 200% if EQH's TSR relative to its peers is in the 87.5th percentile or greater; 100% if in the 50th percentile; 25% if in the 30th percentile; and nothing if falls below the 30th percentile. EQH performance shares receive dividend equivalents subject to the same vesting schedule and performance conditions as the performance shares themselves. The restricted stock unit awards, which vest in equal annual increments on each of February 28, 2024, 2025 and 2026, subject to continued service, increase or decrease in value depending on the price of an EQH common share. EQH restricted stock units receive dividend equivalents subject to the same vesting schedule as the restricted stock units themselves.
(4)Ms. Burke forfeited these awards.
In 2023, the number of restricted AB Holding Units comprising year-end long-term incentive compensation awards granted to each NEO was determined based on the closing price of an AB Holding Unit as reported for NYSE composite transactions on December 12, 2023, the date as of which the Compensation Committee approved the awards. At the time of these awards, the Compensation Committee consisted of Mr. Stonehill (Chair) and Messrs. Kaye and Pearson; the Section 16 Subcommittee, which approved awards to our NEOs, consisted of Mr. Stonehill (Chair) and Mr. Kaye. For further information regarding the material terms of such awards, including the vesting terms and the formulas or criteria to be applied in determining the amounts payable, please refer to "Overview of 2023 Incentive Compensation Program" and "Compensation Elements for NEOs" above.

2023 Annual Report	147

Part III
Outstanding Equity Awards at 2023 Fiscal Year-End
Outstanding equity awards held by our NEOs as of December 31, 2023 are as follows:

	Option Awards				AB Holding Unit and/or EQH Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(11) ($)
Seth Bernstein(1)(2)(3)(5)	65,446	—	18.74	2/14/2029	278,875	8,653,482
	57,209	—	23.18	2/26/2030	22,972	764,964
	—	—	—	—	38,731	1,289,758
Bill Siemers(6)	—	—	—	—	35,289	1,095,017
Karl Sprules(7)	—	—	—	—	87,882	2,726,981
Onur Erzan(4)(5)(8)	—	—	—	—	193,050	5,990,341
	—	—	—	—	2,589	86,202
	—	—	—	—	4,293	142,944
Mark Manley(9)	—	—	—	—	22,235	689,951
Kate Burke(5)(10)	—	—	—	—	—	—
(1)Mr. Bernstein was awarded: (i) 136,289 restricted AB Holding Units in December 2023 that are scheduled to vest in equal increments on each December 1, 2024, 2025 and 2026; (ii) 117,791 restricted AB Holding Units in December 2022, one-third of which vested on December 1, 2023, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2024 and 2025; (iii) 102,572 restricted AB Holding Units in December 2021, one-third of which vested on each of December 1, 2022 and 2023, and the remainder of which is scheduled to vest on December 1, 2024; and (iv) 119,471 restricted AB Holding Units in December 2020, of which 25% vested on each of December 1, 2021, 2022 and 2023, and the remainder of which is scheduled to vest on December 1, 2024. For further information, see “Overview of Mr. Bernstein's Employment Agreement” above.
(2)EQH restricted stock unit awards, which are described for Mr. Bernstein in the second line of data in the above table, will vest ratably over their three-year vesting period subject to continued employment during the vesting period. EQH performance share awards, which are described in the third line of data in the above table, cliff vest on the third anniversary of grant date subject to continued employment during the vesting period and meeting the applicable performance criteria. In February 2023, 2022 and 2021, EQH granted to Mr. Bernstein (i) a restricted stock unit award with a grant date fair value of $332,029, $400,033 and $340,000, respectively, and (ii) a performance share award with a grant date fair value of $498,025, $600,029 and $510,000, respectively. The performance share awards granted in 2023, 2022 and 2021 can be earned subject to EQH's TSR relative to its peer group. Please see the table above entitled "Grants of Plan-Based Awards in 2023" for additional information regarding the EQH awards.
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
(4)EQH restricted stock unit awards, which are described for Mr. Erzan in the second line of data in the above table, will vest ratably over their three-year vesting period subject to continued employment during the vesting period. EQH performance share awards, which are described in the third line of data in the above table, cliff vest on the third anniversary of grant date subject to continued employment during the vesting period and meeting the applicable performance criteria. In February 2023, 2022 and 2021, respectively, EQH granted to Mr. Erzan (i) a restricted stock unit award with a grant date fair value of $40,024, $40,021 and $40,000, respectively and (ii) a performance share award with a grant date fair value of $60,012, $60,014 and $60,000, respectively, which can be earned subject to EQH's total shareholder return relative to its peer group. Please see the table above entitled "Grants of Plan-Based Awards in 2023" for additional information regarding the EQH awards.
(5)For further information regarding the equity awards granted to Mr. Bernstein, Mr. Erzan and Ms. Burke by EQH, please see "Compensation awarded by EQH to Mr. Bernstein, Mr. Erzan and Ms. Burke" above in CD&A.

148	AllianceBernstein

Part III
(6)Mr. Siemers was awarded: (i) 8,344 restricted AB Holding Units in December 2023 that are scheduled to vest in equal increments on each of December 1, 2024, 2025 and 2026; and (ii) 4,506 restricted AB Holding Units in December 2022, of which one-third vested on December 1, 2023, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2024 and 2025; and (iii) 21,873 restricted AB Holding Units in March 2022 that are scheduled to cliff vest in February 2024. The total AB Holding Unit figure set forth in the table includes AB Holding Units granted in years prior to when Mr. Siemers was deemed to be a NEO.
(7)Mr. Sprules was awarded (i) 51,538 restricted AB Holding Units in December 2023 that are scheduled to vest in equal increments on each of December 1, 2024, 2025 and 2026; and (ii) 28,450 restricted AB Holding Units in December 2022, of which one-third vested on December 1, 2023, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2024 and 2025; and (iii) 25,030 restricted AB Holding Units in December 2021, one-third of which vested on December 1, 2022 and December 1, 2023, and the remainder of which is scheduled to vest on December 1, 2024. The total AB Holding Unit figure set forth in the table includes AB Holding Units granted in years prior to when Mr. Sprules was deemed to be a NEO.
(8)Mr. Erzan was awarded: (i) 80,362 restricted AB Holding Units in December 2023 that are scheduled to vest in equal increments on each of December 1, 2024, 2025 and 2026; and (ii) 38,771 restricted AB Holding Units in December 2022, of which one-third vested on December 1, 2023, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2024 and 2025. The total AB Holding Unit figure set forth in the table includes AB Holding Units granted in a year prior to when Mr. Erzan was deemed to be a NEO.
(9)Mr. Manley was awarded: (i) 11,289 restricted AB Holding Units in December 2023 that are scheduled to vest in equal increments on each of December 1, 2024, 2025 and 2026; and (ii) 8,883 restricted AB Holding Units in December 2022, of which one-third vested on December 1, 2023, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2024 and 2025. The total AB Holding Unit figure set forth in the table includes AB Holding Units granted in years prior to when Mr. Manley was deemed to be a NEO.
(10)Ms. Burke had no outstanding awards as of December 31, 2023, because she forfeited her unvested AB Holding Unit and EQH share awards as a result of her resignation in May 2023.
(11)The market values of restricted AB Holding Units (rounded to the nearest whole unit) set forth in this column were calculated assuming a price per AB Holding Unit of $31.03, which was the closing price on the NYSE of an AB Holding Unit on December 29, 2023, the last trading day of AB's last completed fiscal year. The market values of EQH shares set forth in this column were calculated assuming a price per share of $33.30, which was the closing price on the NYSE of an EQH share on December 29, 2023.

2023 Annual Report	149

Part III
Option Exercises and AB Holding Units and EQH Shares Vested in 2023
AB Holding Units and EQH shares held by our NEOs that vested during 2023 are as follows:

	AB Holding Unit and EQH Option Awards		AB Holding Unit and EQH Share Awards
Name	Number of AB Holding Units or EQH Options Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of AB Holding Units or EQH Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Seth Bernstein (1)	—	—	177,203	5,243,842
Bill Siemers	—	—	4,815	140,071
Karl Sprules	—	—	35,861	1,043,190
Onur Erzan (2)	—	—	25,475	743,185
Mark Manley	—	—	10,854	315,754
Kate Burke (2)	—	—	898	28,245
(1)Includes 39,099 EQH shares acquired with a value of $1,226,384 that vested during 2023.
(2)Includes 898 EQH shares acquired with a value of $28,245 that vested during 2023.

150	AllianceBernstein

Part III
Pension Benefits

Name	Plan Name	Number of Years of Credited Service(2)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year
Karl Sprules (1)	AB Retirement Plan	11	125,853	—
Mark Manley(1)	AB Retirement Plan	25	505,128	—
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
(2)Effective December 31, 2008, benefit accruals were frozen under the AB Retirement Plan.
(3)Actuarial present value of accumulated benefits as of December 31, 2023 using assumptions consistent with ASC 715 calculations, with the following exceptions: (i) retirement age assumed to be the Nominal Retirement Age (as defined in the AB Retirement Plan); and (ii) no pre-retirement mortality, disability or termination assumed.
Potential Payments upon Termination or Change in Control
Estimated payments and benefits to which our NEOs would have been entitled upon a change in control of AB or the specified qualifying events of termination of employment as of December 31, 2023 are as follows:

Name and Trigger Event	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2) ($)	Other Benefits(3) ($)
Seth Bernstein
Change in control	—	8,653,482	—
Termination by Mr. Bernstein for good reason(4)	3,500,000	8,653,482	19,982
Termination of Mr. Bernstein's employment by AB other than for Cause or due to Death or Disability(5)(6)(7)	5,250,000	8,653,482	19,982
Change in control + termination by Mr. Bernstein for good reason or termination of Mr. Bernstein's employment without cause(4)	7,000,000	8,653,482	19,982
Resignation (complies with applicable agreements and restrictive covenants) under ICAP(8)	—	8,653,482	—
Death or disability(7)	—	8,653,482	19,982
Bill Siemers
Change in control	—	1,095,017	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Siemers for good reason, or termination due to death or disability	1,890,000	1,095,017	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP; excludes 2022 RSU award)(7)(8)	—	416,298	—
Termination by AB without cause; death or disability (2022 RSU award)	—	621,999	—
Karl Sprules
Change in control	—	2,726,981	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Sprules for good reason, or termination due to death or disability	4,850,000	2,726,981	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP(7)(8)	—	2,726,981	—

2023 Annual Report	151

Part III

Name and Trigger Event	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2) ($)	Other Benefits(3) ($)
Onur Erzan
Change in control	—	5,990,341	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Erzan for good reason, or termination due to death or disability	6,611,702	5,990,341	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP; excludes 2021 RSU award)(7)(8)	—	3,657,258	—
Termination by AB without cause; death or disability (2021 RSU award)	—	1,783,738	—
Mark Manley
Change in control	—	689,951	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Manley for good reason, or termination due to death or disability	2,160,000	689,951	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP)(7)(8)	—	689,951	—
Kate Burke(9)	—	—	—
(1)It is possible that each NEO could receive a cash severance payment on the termination of his or her employment that is not contemplated in the CIC Plan. The amounts of any such cash severance payments would be determined at the time of such termination (other than for Mr. Bernstein), so we are unable to estimate such amounts. The amounts shown for Mr. Bernstein are described in the CEO Employment Agreement. The amounts shown for Mr. Siemers, Mr. Sprules, Mr. Erzan, and Mr. Manley in the event of a change in control coupled with termination of employment are described in the CIC Plan.
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
(9)Ms. Burke resigned as our firm's COO and CFO in May 2023, so she was ineligible for any potential payment or benefit upon a change in control of AB as of December 31, 2023.

152	AllianceBernstein

Part III
Additionally, estimated payments and benefits to which Mr. Bernstein or Mr. Erzan would have been entitled upon a change in control of EQH or the specified qualifying events of termination of employment as of December 31, 2023 are as follows (these amounts would be payable by EQH):

Reason for Employment Termination	Acceleration of EQH Option and Share Awards(5) ($)
Seth Bernstein
Retirement(1)	1,577,051
Death(2)	2,361,437
Disability(2)	2,361,437
Involuntary termination (no change in control)(3)	1,577,051
Change in control (without termination of employment)(4)	1,152,710
Onur Erzan
Death(2)	265,232
Disability(2)	265,232
Involuntary termination (no change in control)(3)	133,146
Change in control (without termination of employment)(4)	132,176
Kate Burke(6)	—
(1)Reflects, as of December 31, 2023, the full value of the restricted stock unit award and performance share award granted to Mr. Bernstein in 2021 and 2022. Excludes restricted stock unit awards and performance share awards granted in 2023 due to minimum vesting requirements.
(2)Reflects, as of December 31, 2023, the full value associated with awards granted by EQH to Mr. Bernstein (since 2021) and Mr. Erzan (since 2021); restricted stock unit awards (to each officer); and performance share awards (to each officer). For additional information regarding these awards, please see the Summary Compensation Table for 2023, Grants of Plan-based Awards in 2023 and Outstanding Equity at 2023 Fiscal Year End above in this Item 11.
(3)Reflects, as of December 31, 2023, (i) the full value of the restricted stock unit awards and performance share awards granted by EQH to Mr. Bernstein in 2021 and 2022, and (ii) the prorated value of the restricted stock unit awards and performance share awards granted by EQH to Mr. Erzan in 2021 and 2022. Restricted stock unit awards and performance share awards granted to Mr. Bernstein and Mr. Erzan in 2023 are excluded until a minimum of one year of vesting is reached.
(4)Reflects, as of December 31, 2023, (i) the full value of the restricted stock unit awards granted to Mr. Bernstein (in 2021, 2022 and 2023) and to Mr. Erzan (in 2021, 2022 and 2023), and (ii) the prorated value of the performance share awards granted to Mr. Bernstein (in 2021, 2022, and 2023) and to Mr. Erzan (in 2021, 2022 and 2023), with actual and projected performance factors applied for 2021 and 2022 grants.
(5)Acceleration of EQH awards is contingent on the award recipient's compliance with various agreements and restrictive covenants set forth in the applicable award agreement under the EQH 2023 Long-Term Incentive Compensation Program, including protection of confidential information, non-competition, non-solicitation of employees and non-solicitation of customers.
(6)Ms. Burke resigned as our firm's COO and CFO (and from the EQH Management Committee) in May 2023, as such she was ineligible for any potential payment or benefit upon a change in control of EQH as of December 31, 2023.

2023 Annual Report	153

Part III
Director Compensation in 2023
During 2023, we compensated our directors, who satisfied applicable NYSE and SEC standards relating to independence (“Independent Directors”), as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Joan Lamm-Tennant	140,000	170,000	310,000
Nella Domenici (3)	102,500	170,000	272,500
Daniel Kaye	99,000	170,000	269,000
Kristi Matus	49,197	—	49,197
Das Narayandas	100,875	170,000	270,875
Charles Stonehill	142,500	170,000	312,500
Todd Walthall	104,750	170,000	274,750
(1)The aggregate number of restricted AB Holding Units underlying awards outstanding but not yet distributed at December 31, 2023, was: for Ms. Lamm-Tennant, 8,861 AB Holding Units; for Ms. Domenici, 12,297 AB Holding Units; for Mr. Kaye, 11,711 AB Holding Units; for Ms. Matus, zero AB Holding Units as she departed the Board in May of 2023; for Mr. Narayandas, 11,711 AB Holding Units; for Mr. Stonehill, 11,711 AB Holding Units; and for Mr. Walthall, 9,061 AB Holding Units.
(2)Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 19 to AB’s consolidated financial statements in Item 8.
(3)Ms. Domenici departed the Board effective January 16, 2024.
Independent Director Compensation Elements
The Board approved the compensation elements described immediately below for Independent Directors during its regular meeting held in May 2023 and has agreed to re-consider such compensation elements bi-annually:
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
In 2023, the Board granted to each Independent Director then serving (which included Mses. Domenici and Lamm-Tennant and Messrs. Kaye, Narayandas, Stonehill and Walthall) 5,017 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the $170,000 grant date fair value noted above by the closing price of an AB Holding Unit on the date of the May 2023 Board Meeting, or $33.89 per unit, rounded up to the nearest whole unit. These awards vest ratably on each of the first three anniversaries of the grant date.
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

154	AllianceBernstein

Part III
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
As of December 31, 2023, each Independent Director then serving either complied with this policy or was on track to do so within the allotted time.

2023 Annual Report	155

Part III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
AB Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2023 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	—	—	27,261,843
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	27,261,843
(1)All AB Holding Units remaining available for future issuance will be issued pursuant to the 2017 Plan, which was approved during a Special Meeting of AB Holding Unitholders held on September 29, 2017.
There are no AB Units to be issued pursuant to an equity compensation plan.
For information about our equity compensation plans, see Note 19 to AB’s consolidated financial statements in Item 8.
Principal Security Holders
As of December 31, 2023, we had no information that any person beneficially owned more than 5% of the outstanding AB Units, except as reported by EQH and certain of its subsidiaries. We have prepared the following table, and the note that follows, in reliance on information supplied by EQH:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class
Equitable Holdings(1) 1290 Avenue of the Americas New York, NY 10104	177,127,982	(1)	61.2%	(1)
(1)By reason of their relationships, EQH and its subsidiaries that hold AB Units may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of these AB Units. The 61.2% includes the 1.0% general partnership interest held by EQH.
As of December 31, 2023, AB Holding was the record owner of 114,436,091, or 39.9%, of the issued and outstanding AB Units (or 39.5% including the 1.0% general partnership interest held by EQH).

156	AllianceBernstein

Part III
Management
As of December 31, 2023, the beneficial ownership of AB Holding Units by each director and NEO of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of AB Holding Units and Nature of Beneficial Ownership	Percent of Class
Joan Lamm-Tennant(1)	11,233	*
Seth Bernstein(1)(2)	678,934	*
Nella Domenici	22,865	*
Jeffrey Hurd(1)	—	*
Daniel Kaye(1)	39,710	*
Nick Lane(1)	—	*
Das Narayandas	35,676	*
Mark Pearson(1)	—	*
Charles Stonehill(1)	24,931	*
Todd Walthall	11,635	*
Onur Erzan(1)(3)	214,184	*
Karl Sprules(1)(4)	181,798	*
Mark Manley(1)(5)	95,535	*
Bill Siemers(1)(6)	75,311	*
All directors and executive officers as a group (14 persons)(7)	1,391,812	1.2%
*    Number of AB Holding Units listed represents less than 1% of the Units outstanding.
(1)Excludes AB Holding Units beneficially owned by EQH and its subsidiaries. Ms. Lamm-Tennant and Messrs. Bernstein, Hurd, Kaye, Lane, Pearson and Stonehill, each is a director and/or officer of EQH, Equitable Financial and/or Equitable America. Messrs. Bernstein, Erzan, Sprules, Manley and Siemers each is a director and/or officer of the General Partner.
(2)Includes 422,300 restricted AB Holding Units that have not yet vested or with respect to which Mr. Bernstein has deferred delivery. See “Overview of Mr. Bernstein's Employment Agreement – Compensation Elements – Restricted AB Holding Units,” “Grants of Plan-based Awards in 2023” and “Outstanding Equity Awards at 2023 Fiscal Year-End” in Item 11 for additional information.
(3)Includes 193,050 restricted AB Holding Units granted to Mr. Erzan that have not yet vested. For information regarding Mr. Erzan's long-term incentive compensation awards, see "Grants of Plan-based Awards in 2023” and “Outstanding Equity Awards at 2023 Fiscal Year-End” in Item 11.
(4)Includes 87,882 restricted AB Holding Units granted to Mr. Sprules that have not yet vested. For information regarding Mr. Sprules's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2023" and “Outstanding Equity Awards at 2023 Fiscal Year-End” in Item 11.
(5)Includes 22,235 restricted AB Holding Units granted to Mr. Manley that have not yet vested. For information regarding Mr. Manley's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2023” and “Outstanding Equity Awards at 2023 Fiscal Year-End” in Item 11.
(6)Includes 35,289 restricted AB Holding Units granted to Mr. Siemers that have not yet vested. For information regarding Mr. Siemers's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2023” and “Outstanding Equity Awards at 2023 Fiscal Year-End” in Item 11.
(7)Includes 760,756 restricted AB Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested and/or with respect to which the executive officer has deferred delivery.

2023 Annual Report	157

Part III
As of December 31, 2023, our directors and executive officers did not beneficially own any AB Units.
As of December 31, 2023, the beneficial ownership of the common stock of EQH by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

EQH Common Stock

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Joan Lamm-Tennant	35,574	*
Seth Bernstein(1)	224,647	*
Nella Domenici	—	*
Jeffrey Hurd(2)	355,420	*
Daniel Kaye	53,757	*
Nick Lane(3)	276,308	*
Das Narayandas	—	*
Mark Pearson(4)	1,394,226	*
Charles Stonehill	34,758	*
Todd Walthall	—	*
Onur Erzan(5)	3,342	*
Karl Sprules	—	*
Mark Manley	—	*
Bill Siemers	—	*
All directors and executive officers as a group (14 persons)(6)	2,378,032	*
*Number of shares listed represents less than 1% of the outstanding EQH common stock.
(1)Includes (i) 122,655 options Mr. Bernstein has the right to exercise within 60 days and (ii) 11,946 restricted stock units that will vest within 60 days and settle in EQH shares.
(2)Includes (i) 209,833 options Mr. Hurd has the right to exercise within 60 days and (ii) 28,332 restricted stock units that will vest within 60 days and settle in EQH shares.
(3)Includes (i) 109,417 options Mr. Lane has the right to exercise within 60 days and (ii) 31,932 restricted stock units that will vest within 60 days and settle in EQH shares.
(4)Includes (i) 726,400 options Mr. Pearson has the right to exercise within 60 days and (ii) 128,942 restricted stock units that will vest within 60 days and settle in EQH shares.
(5)Includes 1,344 restricted stock units that Mr. Erzan will vest within 60 days and settle in EQH shares.
(6)Includes 1,168,305 options that may be exercised and 202,496 restricted stock units that will vest within 60 days and settle in EQH shares for the directors and executive officers as a group.

158	AllianceBernstein

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

2023 Annual Report	159

Part III
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
In practice, our management pricing committees review investment advisory agreements with EQH Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with EQH Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2023 between our company and any related person with respect to which these procedures were not followed.
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

160	AllianceBernstein

Part III
See Note 12 Debt to AB’s consolidated financial statements in Item 8 for disclosures related to our credit facility with EQH. Significant transactions between AB and related persons during 2023 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2023
		(in thousands)
Equitable Financial	We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of Equitable Financial and its insurance company subsidiaries.	$134,205
EQAT and Equitable Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of Equitable Holdings.	21,466
Equitable Holdings		10,694

Parties(1)	General Description of Relationship	Amounts Paid or Accrued for in 2023
		(in thousands)
Equitable Holdings	Distributes certain of our Retail Products; provides Private Wealth Management referrals; sells shares of our mutual funds under Distribution Service and Educational Support agreements; includes us as insured under various insurance policies.	$46,654
(1)AB or one of its subsidiaries is a party to each transaction.
(2)We provide investment management services unless otherwise indicated.
Arrangements with Immediate Family Members of Related Persons
During 2023, we did not have arrangements with immediate family members of our directors and executive officers.
Director Independence
See “Independence of Certain Directors” in Item 10.
Item 14. Principal Accounting Fees and Services
Fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of AB’s and AB Holding’s annual financial statements for 2023 and 2022, respectively, and fees for other services rendered by PwC are as follows:

	2023	2022
	(in thousands)
Audit fees(1)	$7,894	$7,373
Audit-related fees(2)	3,666	3,355
Tax fees(3)	2,869	1,556
All other fees(4)	6	2,512
Total	$14,435	$14,796
(1)Includes $69,702 and $66,383 paid for audit services to AB Holding in 2023 and 2022, respectively.
(2)Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.
(3)Tax fees consist of fees for tax consultation and tax compliance services.
(4)All other fees consist primarily of miscellaneous non-audit services in 2023 and due diligence tax and audit services in 2022.
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

2023 Annual Report	161

Part IV

Item 15. Exhibits, Financial Statement Schedules
(a)There is no document filed as part of this Form 10-K.
Financial Statement Schedule.
Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2023, 2022 and 2021.
(b)Exhibits.
The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein, as indicated:

Exhibit	Description
3.01
AllianceBernstein Corporation By-Laws with amendments through September 21, 2022 (incorporated by reference to Ex. 3.01 to Form 10-K for the fiscal year ended December 31, 2022, as filed February 10, 2023).

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

3.08	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Ex. 99.08 to Form 8-K, as filed February 24, 2006).
4.01	Description of AB Holding Units and AB Units.
10.01	AllianceBernstein 2023 Incentive Compensation Award Program.*
10.02	AllianceBernstein 2023 Deferred Cash Compensation Program.*
10.03	Form of Award Agreement, dated as of December 31, 2023, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan.*
10.04	Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors.*
10.05	Summary of AB's Lease at 1345 Avenue of the Americas, New York, New York.
10.06	Summary of AB's Lease at 501 Commerce Street, Nashville, Tennessee.

162	AllianceBernstein

Part IV

Exhibit	Description
10.07	AB's Lease at 66 Hudson Boulevard, New York, New York.
10.08	First Amendment to AB's Lease at 66 Hudson Boulevard, New York, New York.
10.09	Guidelines for Transfer of AB Units.
10.10
Transaction Agreement, dated as of March 17, 2022, by and among CarVal Investors, AB Holding and AB (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022, as filed April 29, 2022).

10.11
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of June 28, 2022 (incorporated by reference to Exhibit 10.09 to Form 10-K for the fiscal year ended December 31, 2022, as filed February 10, 2023).*

10.12	Amendment No. 1 to the Restated Revolving Credit Agreement, originally dated October 13, 2021, amended February 9, 2023.
10.13	AllianceBernstein Change in Control Plan for Executive Officers (incorporated by reference to Exhibit 99.01 to Form 8-K, as filed December 14, 2020).*
10.14	Amendment No. 2 to Seth Bernstein's Employment Agreement (incorporated by reference to Ex. 10.1 to Form 8-K, as filed December 19, 2019).*
10.15
Credit Agreement dated as of November 4, 2019 between AllianceBernstein L.P., as borrower, and Equitable Holdings, Inc., as lender (incorporated by reference to Ex. 10.01 to Form 8-K, as filed November 4, 2019).

10.16	Amendment to Seth Bernstein's Employment Agreement (incorporated by reference to Ex. 10.01 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.17	Jackie Marks' Letter Agreement dated December 20, 2023.
10.18	Bill Siemers Retirement Agreement dated January 9, 2024.
10.19
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

10.21	AB 2017 Long Term Incentive Plan (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*
10.22	Employment Agreement among Seth Bernstein, AB, AB Holding and AllianceBernstein Corporation (incorporated by reference to Ex. 10.3 to Form 8-K, as filed May 1, 2017).*
10.23
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*

10.24
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

2023 Annual Report	163

Part IV

Exhibit	Description
10.26
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Ex. 10.08 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.27	Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of November 1, 2023, between AllianceBernstein L.P., as Issuer, and Barclays Capital Inc., as Dealer.
10.28
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Ex. 10.10 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.29
Investment Advisory and Management Agreement for the General Account of Equitable Financial Life Insurance Company (incorporated by reference to Ex. 10.5 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.30
Amended and Restated Investment Advisory and Management Agreement dated January 1, 1999 among AB Holding, Alliance Corporate Finance Group Incorporated, and Equitable Financial Life Insurance Company (incorporated by reference to Ex. (a)(6) to Form 10-Q/A for the fiscal quarter ended September 30, 1999, as filed September 28, 2000).

21.01	Subsidiaries of AB.
23.01	Consents of PricewaterhouseCoopers LLP.
31.01	Certification of Seth Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Bill Siemers furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01
Certification of Seth Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
Certification of Bill Siemers furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.01	Policy Relating to Recovery of Erroneously Awarded Incentive-based Compensation.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).
*	Denotes a compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

164	AllianceBernstein

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllianceBernstein L.P.

Date: February 9, 2024	By:	/s/ Seth Bernstein
Seth Bernstein
President & Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 9, 2024	/s/ Bill Siemers
Bill Siemers
Interim Chief Financial Officer

Date: February 9, 2024	/s/ Thomas Simeone
Thomas Simeone
Controller & Chief Accounting Officer

2023 Annual Report	165

Directors

/s/ Seth Bernstein	/s/ Joan Lamm-Tennant
Seth Bernstein	Joan Lamm-Tennant
President & Chief Executive Officer	Chair of the Board

/s/ Jeffrey Hurd	/s/ Daniel Kaye
Jeffrey Hurd	Daniel Kaye
Director	Director

/s/ Nick Lane	/s/ Das Narayandas
Nick Lane	Das Narayandas
Director	Director

/s/ Mark Pearson	/s/ Charles Stonehill
Mark Pearson	Charles Stonehill
Director	Director

/s/ Todd Walthall
Todd Walthall
Director

166	AllianceBernstein

SCHEDULE II
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2023, 2022 and 2021

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
For the year ended December 31, 2023	$232	$72	$5	(a)	$299
For the year ended December 31, 2022	$328	$—	$96	(b)	$232
For the year ended December 31, 2021	$311	$—	$(17)	(c)	$328
(a)Includes accounts written-off as uncollectible of $5.
(b)Includes accounts written-off as uncollectible of $96.
(c)Includes a net addition to the allowance balance of $28 and accounts written-off as uncollectible of $11.

2023 Annual Report	167