Form 10-Q
period 2024-03-31
ALLIANCEBERNSTEIN L.P.
filed 2024-04-25
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of units of limited partnership interest outstanding as of March 31, 2024 was 287,322,525.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$893,667	$1,000,103
Cash and securities segregated, at fair value (cost: $856,569 and $859,448)	865,586	867,680
Receivables, net:
Brokers and dealers	61,124	53,144
Brokerage clients	1,330,045	1,314,656
AB funds fees	357,679	343,334
Other fees	129,257	125,500
Investments:
Long-term incentive compensation-related	36,741	40,033
Other	183,527	203,521
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	7,536	7,739
Investments	298,128	397,174
Other assets	10,953	25,299
Furniture, equipment and leasehold improvements, net	195,744	176,348
Goodwill	3,598,591	3,598,591
Intangible assets, net	253,460	264,555
Deferred sales commissions, net	107,272	87,374
Right-of-use assets	505,288	323,766
Assets held for sale	745,471	564,776
Other assets	216,311	216,213
Total assets	$9,796,380	$9,609,806

Index

	March 31, 2024	December 31, 2023

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$221,672	$259,175
Brokerage clients	2,162,873	2,200,835
AB mutual funds	1,471	644
Contingent consideration liability	254,108	252,690
Accounts payable and accrued expenses	488,951	172,163
Lease liabilities	570,163	369,017
Liabilities of consolidated company-sponsored investment funds	14,132	12,537
Accrued compensation and benefits	401,384	372,305
Debt	900,000	1,154,316
Liabilities held for sale	239,049	153,342
Total liabilities	5,253,803	4,947,024
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	124,894	209,420

Capital:
General Partner	45,325	45,388
Limited partners: 287,322,525 and 286,609,212 units issued and outstanding	4,584,317	4,590,619
Receivables from affiliates	(4,686)	(4,490)
AB Holding Units held for long-term incentive compensation plans	(95,859)	(76,363)
Accumulated other comprehensive (loss)	(115,894)	(106,364)
Partners’ capital attributable to AB Unitholders	4,413,203	4,448,790
Non-redeemable non-controlling interests in consolidated entities	4,480	4,572
Total capital	4,417,683	4,453,362
Total liabilities, non-controlling interest and capital	$9,796,380	$9,609,806

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Investment advisory and services fees	$784,405	$728,907
Bernstein research services	96,222	100,038
Distribution revenues	165,690	141,078
Dividend and interest income	44,515	50,679
Investment gains	11,743	5,264
Other revenues	25,293	26,146
Total revenues	1,127,868	1,052,112
Less: Broker-dealer related interest expense	23,717	28,021
Net revenues	1,104,151	1,024,091

Expenses:
Employee compensation and benefits	452,772	434,163
Promotion and servicing:
Distribution-related payments	172,982	148,381
Amortization of deferred sales commissions	11,799	8,154
Trade execution, marketing, T&E and other	54,991	50,630
General and administrative	137,910	139,653
Contingent payment arrangements	2,558	2,444
Interest on borrowings	17,370	13,713
Amortization of intangible assets	11,772	11,693
Total expenses	862,154	808,831

Operating income	241,997	215,260

Income taxes	16,042	11,342

Net income	225,955	203,918

Net income of consolidated entities attributable to non-controlling interests	8,028	9,767

Net income attributable to AB Unitholders	$217,927	$194,151

Net income per AB Unit:
Basic	$0.75	$0.67
Diluted	$0.75	$0.67

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net income	$225,955	$203,918
Other comprehensive (loss) income:
Foreign currency translation adjustments, before tax	(10,309)	6,131
Income tax benefit	109	47
Foreign currency translation adjustments, net of tax	(10,200)	6,178
Changes in employee benefit related items:
Amortization of prior service cost	6	6
Recognized actuarial gain	669	298
Changes in employee benefit related items	675	304
Income tax (expense)	(5)	(3)
Employee benefit related items, net of tax	670	301
Other comprehensive (loss) income	(9,530)	6,479
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	8,028	9,767
Comprehensive income attributable to AB Unitholders	$208,397	$200,630

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
General Partner’s Capital
Balance, beginning of period	$45,388	$45,985
Net income	2,179	1,941
Cash distributions to General Partner	(2,465)	(2,221)
Long-term incentive compensation plans activity	67	15
Issuance (Retirement) of AB Units, net	156	(125)
Balance, end of period	45,325	45,595
Limited Partners' Capital
Balance, beginning of period	4,590,619	4,648,113
Net income	215,748	192,210
Cash distributions to Unitholders	(243,579)	(219,698)
Long-term incentive compensation plans activity	6,674	1,438
Issuance of AB Units, net	14,855	(12,471)
Balance, end of period	4,584,317	4,609,592
Receivables from Affiliates
Balance, beginning of period	(4,490)	(4,270)
Long-term incentive compensation awards expense	215	191
Capital contributions (to) AB Holding	(411)	(1,018)
Balance, end of period	(4,686)	(5,097)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(76,363)	(95,318)
Purchases of AB Holding Units to fund long-term compensation plans, net	(5,552)	(18,090)
(Issuance) Retirement of AB Units, net	(15,483)	12,510
Long-term incentive compensation awards expense	8,761	6,585
Re-valuation of AB Holding Units held in rabbi trust	(7,222)	(1,764)
Balance, end of period	(95,859)	(96,077)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(106,364)	(129,477)
Foreign currency translation adjustment, net of tax	(10,200)	6,178
Changes in employee benefit related items, net of tax	670	301
Balance, end of period	(115,894)	(122,998)
Total Partners' Capital attributable to AB Unitholders	4,413,203	4,431,015
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	4,572	12,607
Net income	118	—
Distributions to non-controlling interests, net	(210)	—
Adjustment	—	(264)
Balance, end of period	4,480	12,343
Total Capital	$4,417,683	$4,443,358
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income	$225,955	$203,918

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	11,799	8,154
Non-cash long-term incentive compensation expense	8,976	6,776
Depreciation and other amortization	23,244	22,849
Unrealized (gains) on investments	(3,734)	(4,662)
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(7,481)	(16,162)
Non-cash lease expense	29,123	26,426
(Gain) loss on assets held for sale	(650)	2,500
Other, net	7,795	(3,523)
Changes in assets and liabilities:
Decrease in securities, segregated	2,094	467,788
(Increase) decrease in receivables	(17,238)	126,176
Decrease in investments	30,595	18,571
Decrease (increase) in investments of consolidated company-sponsored investment funds	106,527	(10,641)
(Increase) in deferred sales commissions	(31,697)	(14,120)
(Increase) in other assets	(52,798)	(102,965)
Increase in other assets and liabilities of consolidated company-sponsored investment funds, net	15,941	1,747
(Decrease) in payables	(71,542)	(764,090)
Increase (decrease) in accounts payable and accrued expenses	50,615	(12,365)
Increase in accrued compensation and benefits	34,064	23,277
Cash payments to relieve operating lease liabilities	(7,901)	(26,566)
Net cash provided by (used in) operating activities	353,687	(46,912)
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(31,289)	(10,572)
Joint venture equalization payment	303,980	—
Net cash provided by (used in) investing activities	272,691	(10,572)

Index

	Three Months Ended March 31,
	2024	2023

Cash flows from financing activities:
(Repayment of) proceeds from debt, net	(254,316)	45,000
Increase in overdrafts payable	45,688	86
Distributions to General Partner and Unitholders	(246,044)	(221,919)
(Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	(92,554)	(2,133)
Capital contributions (to) affiliates	(891)	(1,324)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(5,552)	(18,090)
Other, net	(3,052)	(2,339)
Net cash (used in) financing activities	(556,721)	(200,719)

Effect of exchange rate changes on cash and cash equivalents	(10,156)	10,232

Net increase (decrease) in cash and cash equivalents	59,501	(247,971)
Cash and cash equivalents as of beginning of the period	1,160,889	1,309,017
Cash and cash equivalents as of end of the period	$1,220,390	$1,061,046

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2023.

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

•Bernstein Research Services – servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options. 1

We also provide distribution, shareholder servicing, transfer agency services and administrative services to the mutual funds we sponsor.

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

We provide a broad range of investment services with expertise in:

•Actively managed equity strategies, across global and regional universes, as well as capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;

•Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•Actively managed alternative investments, including fundamental and systematically-driven hedge funds, fund of hedge funds and direct assets (e.g., direct lending, real estate and private equity);

•Portfolios with Purpose, including Sustainable, Impact and Responsible+ (Climate-Conscious and ESG leaders) equity, fixed income and multi-asset strategies that address our clients' desire to invest their capital with a dedicated ESG focus, while pursuing strong investment returns;

1 On April 1, 2024 AB and Societe Generale, a leading European bank, completed their previously announced transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. For further discussion see Note 17 Divestiture.

Index
•Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds; and

•Passively managed equity and fixed income strategies, including index, ESG index and enhanced index strategies.

Organization

As of March 31, 2024, EQH owned approximately 3.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of March 31, 2024, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	59.6%
AB Holding	39.7
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.0% economic interest in AB as of March 31, 2024.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2023 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the SEC.

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

Subsequent Events

We have evaluated subsequent events through the date that these financial statements were filed with the SEC. See Note 17 Divestiture for further discussion.

Index
2.     Significant Accounting Policies

Recently Adopted Accounting Pronouncements

During the three months ended March 31, 2024, there have been no recently adopted accounting pronouncements.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which required disclosure of incremental segment information on an annual and interim basis. This ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impacts of the new standard.

3. Revenue Recognition

Revenues for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$754,239	$692,327
Performance-based fees	30,166	36,580
Bernstein research services	96,222	100,038
Distribution revenues
All-in-management fees	78,424	68,788
12b-1 fees	16,605	15,155
Other distribution fees	70,661	57,135
Other revenues
Shareholder servicing fees	21,663	20,293
Other	3,820	5,691
	1,071,800	996,007
Not subject to contracts with customers:
Dividend and interest income, net of broker-dealer related interest expense	20,798	22,658
Investment gains	11,743	5,264
Other revenues	(190)	162
	32,351	28,084
Total net revenues	$1,104,151	$1,024,091

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

Repurchases of AB Holding Units for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.1	0.5
Total Cash Paid for AB Holding Units Purchased (1)	$4.3	$18.8
Open Market Purchases of AB Holding Units Purchased (1)	—	—
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$—	$—
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the first quarter of 2024. We may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first three months of 2024 and 2023, we awarded to employees and Eligible Directors 0.9 million and 0.3 million restricted AB Holding Unit awards, respectively. We use AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$217,927	$194,151

Weighted average limited partnership units outstanding – basic	286,876	285,726
Weighted average limited partnership units outstanding – diluted	286,876	285,726
Basic net income per AB Unit	$0.75	$0.67
Diluted net income per AB Unit	$0.75	$0.67

Index
There were no anti-dilutive options excluded from diluted net income in the three months ended March 31, 2024 or 2023.

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

On April 25, 2024, the General Partner declared a distribution of $0.81 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2024. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on May 23, 2024 to holders of record on May 6, 2024.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of both March 31, 2024 and December 31, 2023, $0.9 billion of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	March 31, 2024	December 31, 2023
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$25,029	$18,882
Seed capital	148,615	128,771
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	11,712	21,151
Seed capital	17,523	57,624
Time deposits	6,249	6,517
Other	11,140	10,609
Total investments	$220,268	$243,554

Total investments related to long-term incentive compensation obligations of $36.7 million and $40.0 million as of March 31, 2024 and December 31, 2023, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

Index
We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of March 31, 2024 and December 31, 2023, our total seed capital investments were $343.4 million and $394.2 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

In addition, we have long positions in corporate equities and long exchange-traded options traded through our options desk.

The portion of unrealized gains related to equity securities, as defined by ASC 321-10, held as of March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net gains recognized during the period	$11,058	$5,464
Less: net gains recognized during the period on equity securities sold during the period	7,389	590
Unrealized gains recognized during the period on equity securities held	$3,669	$4,874

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

Index
The notional value and fair value as of March 31, 2024 and December 31, 2023 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
March 31, 2024:
Exchange-traded futures	$121,735	$47	$751
Currency forwards	15,991	4,674	4,566
Interest rate swaps	44,545	519	519
Credit default swaps	83,507	8,436	3,240
Total return swaps	94,800	181	2,633
Option swaps	50,109	—	150
Total derivatives	$410,687	$13,857	$11,859

December 31, 2023:
Exchange-traded futures	$116,344	$1	$3,511
Currency forwards	34,440	4,951	5,597
Interest rate swaps	11,345	294	349
Credit default swaps	139,607	9,265	4,197
Total return swaps	95,021	6	4,391
Option swaps	50,232	1	135
Total derivatives	$446,989	$14,518	$18,180

As of March 31, 2024 and December 31, 2023, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three months ended March 31, 2024 and 2023 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Exchange-traded futures	$(1,579)	$(4,632)
Currency forwards	364	(105)
Interest rate swaps	143	(63)
Credit default swaps	(829)	(2,228)
Total return swaps	(3,256)	(2,056)
Option swaps	207	(1,410)
Net (losses) on derivative instruments	$(4,950)	$(10,494)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2024 and December 31, 2023, we held $7.7 million and $5.7 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of March 31, 2024 and December 31, 2023, we delivered $4.0 million and $7.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

As of March 31, 2024 and December 31, 2023, long and short exchange-traded equity options were classified as held for sale on our condensed consolidated statement of financial condition. For further discussion, see Note 17 Divestiture.
Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedges the risks associated with this activity by taking offsetting positions in equities. For the three months ended March 31, 2024 and 2023, we recognized losses of $2.0 million and of $2.9 million, respectively, on equity options activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statement of income.
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of March 31, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2024:
Securities borrowed	$14,719	$—	$14,719	$(14,719)	$—	$—
Derivatives	$13,857	$—	$13,857	$—	$(7,665)	$6,192
December 31, 2023:
Securities borrowed	$23,229	$—	$23,229	$(23,229)	$—	$—
Derivatives	$14,518	$—	$14,518	$—	$(5,691)	$8,827

Index
Offsetting of liabilities as of March 31, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2024:
Securities loaned	$65,860	$—	$65,860	$(65,860)	$—	$—
Derivatives	$11,859	$—	$11,859	$—	$(4,031)	$7,828
December 31, 2023:
Securities loaned	$125,101	$—	$125,101	$(122,369)	$—	$2,732
Derivatives	$18,180	$—	$18,180	$—	$(7,795)	$10,385

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
March 31, 2024:
Money markets	$155,596	$—	$—	$—	$—	$155,596
Securities segregated (U.S. Treasury Bills)	—	865,253	—	—	—	865,253
Derivatives	47	13,810	—	—	—	13,857
Investments:
Equity securities	167,181	6,319	114	30	—	173,644
Limited partnership hedge funds(2)	—	—	—	—	29,235	29,235
Time deposits(3)	—	—	—	—	6,249	6,249
Other investments	8,436	—	—	—	2,704	11,140

Index

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
Total investments	175,617	6,319	114	30	38,188	220,268
Total assets measured at fair value	$331,260	$885,382	$114	$30	$38,188	$1,254,974

Derivatives	$751	$11,108	$—	$—	$—	$11,859
Contingent payment arrangements	—	—	254,108	—	—	254,108
Total liabilities measured at fair value	$751	$11,108	$254,108	$—	$—	$265,967

December 31, 2023:
Money markets	$146,906	$—	$—	$—	$—	$146,906
Securities segregated (U.S. Treasury Bills)	—	867,679	—	—	—	867,679
Derivatives	1	14,517	—	—	—	14,518
Investments:
Equity securities	113,833	32,104	118	1,598	—	147,653
Limited partnership hedge funds(2)	—	—	—	—	78,775	78,775
Time deposits(3)	—	—	—	—	6,517	6,517
Other investments	7,870	—	—	—	2,739	10,609
Total investments	121,703	32,104	118	1,598	88,031	243,554
Total assets measured at fair value	$268,610	$914,300	$118	$1,598	$88,031	$1,272,657

Derivatives	$3,511	$14,669	$—	$—	$—	$18,180
Contingent payment arrangements	—	—	252,690	—	—	252,690
Total liabilities measured at fair value	$3,511	$14,669	$252,690	$—	$—	$270,870

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($8.4 million and $7.9 million as of March 31, 2024 and December 31, 2023, respectively). Other investments not measured at fair value include (i) investment in a start-up company that does not have a readily available fair value (this investment was $0.3 million as of both March 31, 2024 and December 31, 2023) and (ii) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($2.4 million as of both March 31, 2024 and December 31, 2023).
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
During the three months ended March 31, 2024 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance as of beginning of period	$118	$129
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized (losses) gains, net	(4)	41
Balance as of end of period	$114	$170

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance as of beginning of period	$252,690	$247,309
Accretion	2,558	2,443
Payments	(1,140)	(792)
Held for sale reclassification	—	(775)
Balance as of end of period	$254,108	$248,185

As of March 31, 2024, the expected revenue growth rates ranged from 2.0% to 29.3%, with a weighted average of 7.9%, calculated using cumulative revenues and range of revenue growth rates. The discount rates range from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates. As of March 31, 2023, the expected revenue growth rates ranged from 2.0% to 83.9%, with a weighted average of 10.3%, calculated using cumulative revenues and a range of revenue growth rates. The discount rates ranged from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2024 or during the year ended December 31, 2023.

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

On December 14, 2022, four individual participants in the Profit Sharing Plan for Employees of AllianceBernstein L.P., (the "Plan") filed a class action complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York (the "Court") against AB, current and former members of the Compensation and Workplace Practices Committee of the Board, and the Investment and Administrative Committees under the Plan. Plaintiffs, who seek to represent a class of all participants in the Plan from December 14, 2016 to the present, allege that defendants violated their fiduciary duties and engaged in prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), by including proprietary collective investment trusts as investment options offered under the Plan. The Complaint seeks unspecified damages, disgorgement and other equitable relief. On March 25, 2024, the Court granted AB's motion to dismiss the Complaint in its entirety. Plaintiffs were given 30 days to file a motion for leave to amend their Complaint or appeal the Court's decision. To date, we have not received notice of any subsequent Court filings made by the Plaintiffs. While the ultimate outcome of this matter is currently not determinable, we do not believe this litigation will have a material adverse effect on our results of operations, financial condition or liquidity.

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

13.     Leases

We lease office space, furniture and office equipment under various operating and financing leases. Our current leases have initial lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
Leases included in the condensed consolidated statement of financial condition as of March 31, 2024 and December 31, 2023 were as follows:

Index

	Classification	March 31, 2024	December 31, 2023
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$495,166	$312,588
Operating lease liabilities	Lease liabilities	560,218	357,623

Finance Leases
Property and equipment, gross	Right-of-use assets	18,969	18,975
Amortization of right-of-use assets	Right-of-use assets	(8,847)	(7,797)
Property and equipment, net		10,122	11,178
Finance lease liabilities	Lease liabilities	9,945	11,394
The components of lease expense included in the condensed consolidated statement of income as of March 31, 2024 and March 31, 2023 were as follows:

		Three Months Ended March 31,
	Classification	2024	2023
		(in thousands)
Operating lease cost	General and administrative	$27,936	$23,164
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,052	1,076
Interest on lease liabilities	Interest expense	84	65
Total finance lease cost		1,136	1,141
Variable lease cost (1)	General and administrative	9,610	8,867
Sublease income	General and administrative	(7,723)	(8,260)
Net lease cost		$30,959	$24,912
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2024 (excluding the three months ended March 31, 2024)	$79,030	$2,884	$81,914
2025	61,398	3,984	65,382
2026	58,966	2,553	61,519
2027	56,376	881	57,257
2028	50,227	137	50,364
Thereafter	458,710	—	458,710
Total lease payments	764,707	10,439	775,146
Less interest	(204,489)	(494)
Present value of lease liabilities	$560,218	$9,945

Index
We have signed a lease that commenced during the first quarter of 2024, relating to approximately 166,000 square feet of space in New York City.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	12.74
Finance leases	2.80
Weighted average discount rate:
Operating leases	4.2%
Finance leases	3.3%
Supplemental non-cash activity related to leases was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	204,729	3,390
Finance leases	—	585
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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	March 31, 2024			December 31, 2023
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$7,425	$111	$7,536	$7,572	$167	$7,739
Investments	171,088	127,040	298,128	286,619	110,555	397,174
Other assets	9,251	1,702	10,953	15,010	10,289	25,299
Total assets	$187,764	$128,853	$316,617	$309,201	$121,011	$430,212

Liabilities	$10,002	$4,130	$14,132	$9,699	$2,838	$12,537
Redeemable non-controlling interest	103,743	21,151	124,894	202,882	6,538	209,420
Partners' capital attributable to AB Unitholders	74,019	103,572	177,591	96,620	111,635	208,255
Total liabilities, redeemable non-controlling interest and partners' capital	$187,764	$128,853	$316,617	$309,201	$121,011	$430,212
During the three-month period ended March 31, 2024, we deconsolidated two funds in which we had a seed investment of approximately $18.5 million as of December 31, 2023, due to no longer having a controlling financial interest.

Index
Changes in the redeemable non-controlling interest balance during the three-month period ended March 31, 2024 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2023	$209,420
Deconsolidated funds	(107,153)
Changes in third-party seed investments in consolidated funds	22,627
Redeemable non-controlling interest as of March 31, 2024	$124,894

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2024:
Investments - VIEs	$46,870	$124,218	$—	$171,088
Investments - VOEs	16,540	110,500	—	127,040
Derivatives - VIEs	250	5,448	—	5,698
Total assets measured at fair value	$63,660	$240,166	$—	$303,826

Derivatives - VIEs	88	5,278	—	5,366
Total liabilities measured at fair value	$88	$5,278	$—	$5,366

December 31, 2023:
Investments - VIEs	$49,455	$237,164	$—	$286,619
Investments - VOEs	9,036	101,519	—	110,555
Derivatives - VIEs	2,139	2,763	—	4,902
Derivatives - VOEs	—	8,775	—	8,775
Total assets measured at fair value	$60,630	$350,221	$—	$410,851

Derivatives - VIEs	$944	$1,587	$—	$2,531
Total liabilities measured at fair value	$944	$1,587	$—	$2,531

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

Index

Three Months Ended March 31,
	2024	2023
(in thousands)
Balance as of beginning of period	$—	$—
Deconsolidated funds	—	—
Transfers	—	—
Purchases	—	—
Balance as of end of period	$—	$—

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

Derivative Instruments
As of March 31, 2024 and December 31, 2023, the VIEs held $0.3 million and $2.4 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three months ended March 31, 2024 and March 31, 2023, we recognized $0.5 million of losses and $1.7 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of March 31, 2024 and December 31, 2023, the VIEs held $0.7 million and $1.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of March 31, 2024 and December 31, 2023, the VIEs delivered $1.7 million and $1.4 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of March 31, 2024 and December 31, 2023, the VOEs held zero and $8.8 million futures, forwards, options or swaps within their portfolios. For the three months ended March 31, 2024 and March 31, 2023, we recognized no gains or losses on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed statements of income.
As of March 31, 2024, the VOEs held no cash collateral payable to trade counterparties.
As of March 31, 2024, the VOEs delivered no cash collateral in brokerage accounts.

Index
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of March 31, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2024:
Derivatives - VIEs	$5,698	$—	$5,698	$—	$(725)	$4,973
December 31, 2023:
Derivatives - VIEs	$4,902	$—	$4,902	$—	$(1,415)	$3,487

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of March 31, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2024:
Derivatives - VIEs	$5,366	$—	$5,366	$—	$(1,679)	$3,687
December 31, 2023:
Derivatives - VIEs	$2,531	$—	$2,531	$—	$(1,408)	$1,123

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of March 31, 2024, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $65.5 billion, and our maximum risk of loss is our investment of $22.2 million in these VIEs and our advisory fee receivables from these VIEs is $115.0 million. As of December 31, 2023, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $54.6 billion; our maximum risk of loss was our investment of $10.3 million in these VIEs and our advisory fees receivable from these VIEs was $114.5 million.
15.     Units Outstanding

Changes in AB Units outstanding during the three-month period ended March 31, 2024 were as follows:

Outstanding as of December 31, 2023	286,609,212
Units issued	743,098
Units retired(1)	(29,785)
Outstanding as of March 31, 2024	287,322,525
(1) During the three months ended March 31, 2024, we purchased 14,200 AB Units in private transactions and retired them.

Index

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2024, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without a fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indices: a term Secured Overnight Financial Rate; a Prime rate; or the Federal Funds rate.

As of March 31, 2024 and December 31, 2023, we had no amounts outstanding under the Credit Facility. Furthermore, during the first three months of 2024 and the full year 2023, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of March 31, 2024, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of both March 31, 2024 and December 31, 2023, AB had $900.0 million outstanding under the EQH Facility, with an interest rate of approximately 5.3%. Average daily borrowings on the EQH Facility for the first three months of 2024 and the full year 2023 were $771.4 million and $743.1 million, respectively, with weighted average interest rates of approximately 5.3% and 4.9%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of March 31, 2024, we were in compliance with these covenants. As of March 31, 2024 and December 31, 2023 we had no amounts outstanding on the EQH Uncommitted Facility. During the first three months of 2024, we did not draw upon the EQH Uncommitted

Index
Facility. Average daily borrowing for the full year 2023 were $3.6 million with a weighted average interest rate of approximately 4.6%.

Commercial Paper
As of March 31, 2024 we had no commercial paper outstanding. As of December 31, 2023, we had $254.3 million of commercial paper outstanding with an interest rate of 5.4%. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2024 and full year 2023 were $455.0 million and $267.6 million, respectively, with weighted average interest rates of approximately 5.5% and 5.2%, respectively.

SCB Lines of Credit
SCB LLC has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit us to borrow up to an aggregate of approximately $315.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of March 31, 2024 and December 31, 2023, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first three months of 2024 and full year 2023 were $0.5 million and $1.1 million, respectively, with weighted average interest rates of approximately 8.5% and 7.8%, respectively.

17. Divestiture

On November 22, 2022, AB and Societe Generale (EURONEXT: GLE, “SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses (the “Initial Plan”). In the Initial Plan, AB would own a 49% interest in the joint venture and SocGen would own a 51% interest in the global joint venture, with an option to reach 100% ownership after five years.

During the fourth quarter of 2023, AB and SocGen negotiated a revised plan (the “Revised Plan”) under which SocGen would own a majority of the joint venture outside of North America and AB would own a majority of the joint venture within North America (the “NA JV”, and together the “JVs”). Subsequently, on April 1, 2024, the transaction closed.

As a result of the greater value of the business AB contributed to the JVs, SocGen paid AB $304.0 million in cash to equalize the value of the contributions by AB and SocGen to the JVs. The cash payment of $304.0 million included consideration for an option, exercisable by AB during the next five years, that would result in SocGen having a 51% ownership of the NA JV and bringing the transaction ownership terms back in line with the Initial Plan. AB's option may only be exercised upon receipt of appropriate regulatory approvals.

Under the terms of the transaction and assuming AB exercises its option as noted above, SocGen would increase its ownership to a majority interest of the NA JV, without further consideration payable. AB has an additional option to sell its ownership interests in the JVs to SocGen after five years, at the fair market value of AB’s interests in the JVs, also assuming receipt of appropriate regulatory approvals. The ultimate objective of SocGen and AB is for SocGen to eventually own 100% of the JVs after five years.

The $304.0 million cash payment was received on March 27, 2024 in advance of closing, due to certain banking holidays in the U.S. and internationally and was used to pay down debt under AB’s existing credit facilities. AB recorded a liability of $304.0 million in accounts payable and accrued expenses on its condensed consolidated statement of financial condition as of March 31, 2024.

AB will deconsolidate the BRS business and retain the Bernstein Private Wealth Management business within its existing U.S. broker dealer Sanford C. Bernstein & Co., LLC. The structure of the Board of Directors of the NA JV, which includes two independent directors, precludes AB’s control of the Board thereby permitting deconsolidation of the BRS business. Going forward, AB will maintain an equity method investment in the JVs accounted for under ASC 323 Investments – Equity Method and Joint Ventures.

The assets and liabilities of AB's research services business (“the disposal group”) continue to be classified as held for sale on the condensed consolidated statement of financial condition and recorded at fair value, less cost to sell as of March 31, 2024. As a result of classifying these assets as held for sale, we recognized a cumulative non-cash valuation adjustment of $6.0 million as of March 31, 2024 and $6.6 million as of December 31, 2023, respectively, to recognize the net carrying value at lower of cost or fair value, less estimated costs to sell. Cumulative costs to sell, which have been paid as of March 31, 2024, approximate $7.2 million. No costs to sell were paid during the three months ended March 31, 2024.

Index
The following table summarizes the assets and liabilities of the disposal group classified as held for sale on the condensed consolidated statement of financial condition as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$319,187	$153,047
Receivables, net:
Brokers and dealers	55,394	32,669
Brokerage clients	13,256	74,351
Other fees	22,443	15,326
Investments	13,061	17,029
Furniture and equipment, net	5,517	5,807
Other assets	154,465	104,228
Right-of-use assets	4,422	5,032
Intangible assets	3,850	4,061
Goodwill	159,826	159,826
Valuation adjustment (allowance) on disposal group	(5,950)	(6,600)
Total assets held for sale	$745,471	$564,776

Payables:
Brokers and dealers	$38,012	$39,359
Brokerage clients	19,790	16,885
Other liabilities	147,911	67,938
Accrued compensation and benefits	33,336	29,160
Total liabilities held for sale	$239,049	$153,342
As of March 31, 2024 and December 31, 2023, cash and cash equivalents classified as held for sale included in the condensed consolidated statement of cash flows was $319.2 million and $153.0 million, respectively.
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

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of March 31, 2024 were $758.7 billion, up $33.5 billion, or 4.6%, compared to December 31, 2023, and up $82.8 billion, or 12.2%, compared to March 31, 2023. During the first quarter of 2024 AUM increased due to market appreciation of $33.0 billion and net inflows of $0.5 billion (Retail net inflows of $4.2 billion and Private Wealth net inflows of $0.5 billion, offset by Institutional net outflows of $4.2 billion).

Institutional AUM increased $5.4 billion, or 1.7%, to $322.5 billion during the first quarter of 2024, due to market appreciation of $9.6 billion, offset by net outflows of $4.2 billion. Gross sales increased sequentially from $3.0 billion during the fourth quarter of 2023 to $3.3 billion during the first quarter of 2024. Redemptions and terminations increased sequentially from $2.5 billion to $3.4 billion.

Retail AUM increased $21.2 billion, or 7.4%, to $308.0 billion during the first quarter of 2024, due to market appreciation of $17.0 billion and net inflows of $4.2 billion. Gross sales increased sequentially from $21.0 billion during the fourth quarter of 2023 to $23.8 billion during the first quarter of 2024. Redemptions and terminations increased sequentially from $16.7 billion to $16.9 billion.

Private Wealth AUM increased $6.9 billion, or 5.7%, to $128.2 billion during the first quarter of 2024, due to market appreciation of $6.4 billion and net inflows of $0.5 billion. Gross sales increased sequentially from $4.3 billion during the fourth quarter of 2023 to $5.5 billion during the first quarter of 2024. Redemptions and terminations remained flat at $4.9 billion.

Bernstein Research Services revenue for the first quarter of 2024 was $96.2 million, down $3.8 million, or 3.8%, compared to the first quarter of 2023. The decrease was driven by lower customer trading activity due to the prevailing macro-economic environment.

Net revenues for the first quarter of 2024 increased $80.1 million, or 7.8%, to $1.1 billion from $1.0 billion in the first quarter of 2023. The increase was primarily due to higher investment advisory base fees of $61.9 million, higher distribution revenues of $24.6 million and higher investment gains of $6.5 million, partially offset by lower performance-based fees of $6.4 million, lower Bernstein Research Revenues of $3.8 million and lower net dividend and interest income of $1.8 million. Operating expenses for the first quarter of 2024 increased $53.3 million, or 6.6%, to $862.2 million from $808.8 million in the first quarter of 2023. The increase was primarily due to higher promotion and servicing expense of $32.6 million, higher employee compensation and benefits expense of $18.6 million and higher interest on borrowings of $3.7 million, partially offset by lower general and administrative expense of $1.7 million. Operating income increased $26.7 million, or 12.4%, to $242.0 million from $215.3 million in the first quarter of 2023 and our operating margin increased to 21.2% in the first quarter of 2024 from 20.1% in the first quarter of 2023.

Market Environment

US Equities
US Equity Markets showed strength in the first quarter of 2024, benefiting from a resilient U.S. economy, ongoing enthusiasm around Artificial Intelligence and a widely held outlook for monetary easing, albeit at a slower pace than expected in early 2024. The S&P 500 index returned 10.6% for the first quarter of 2024, with all index sectors ending positive except for Real Estate. Despite cross-sector gains, returns dispersion widened and market breadth deteriorated sequentially. The S&P 500 Value index underperformed the S&P 500 Growth index, while Small-Caps (market capitalization ranges between $250 million to $2 billion) and Mid-Caps (market capitalization ranges between $2 billion to $10 billion) lagged Large-Caps (market capitalization above $10 billion) with the Russell 2000 returning 5.2% in the first quarter of 2024 compared to the S&P 500’s 10.6% return.

Global and Non-U.S. Equities
In the Eurozone, improving business activity and inflation data boosted the equity markets, with the MSCI Eurozone returning 7.8% in the first quarter of 2024. UK equities also rose with the MSCI UK returning 3.1% as annual inflation fell from its October 2022 peak of 11.1% to 3.4% in February, the lowest rate since September 2021. In Japan, equities maintained strong momentum with the TOPIX returning 18.1% in Japanese Yen terms, fueled by increasing optimism over Japan's positive economic cycle, mild inflation and wage growth. Asia (ex Japan) equities achieved modest gains bouncing back from the recent lows. Emerging Markets also gained over the first quarter of 2024 but continued to underperform Developed Markets.

Index
Global Bonds
Higher than expected inflation readings combined with resilient global economic activity tempered initial expectations for imminent rate cuts. The U.S. 10-year Treasury yield jumped from 3.87% at the end of the fourth quarter of 2023 to 4.21% at the end of the first quarter of 2024. The UK 10-year gilt yield rose from 3.54% to 3.94%, while the German 10-year Bond yield steadied at 2.03%, a 26 basis point increase from the end of the fourth quarter of 2023. While corporate bonds outperformed government bonds, resurgent rates volatility and diminishing expectations for rate cuts resulted in a weaker bond market with the Bloomberg Global Aggregate Bond index returning 2.1% in the first quarter of 2024.

Relationship with EQH and its Subsidiaries

EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. In mid-2021, Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), agreed to provide an initial $10 billion in permanent capital to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of this capital is over 95% completed and is expected to be completed in the first half of 2024. In addition, during the second quarter of 2023, EQH committed to provide an additional $10 billion in permanent capital, which will begin following the completion of the initial $10 billion commitment. We expect this anticipated capital from Equitable Financial will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, included in the initial $10 billion commitment by EQH is $750 million in capital deployed through AB CarVal.

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

Joint Venture with Societe Generale

On November 22, 2022, AB and Societe Generale (EURONEXT: GLE, “SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses (the “Initial Plan”). In the Initial Plan, AB would own a 49% interest in the joint venture and SocGen would own a 51% interest in the global joint venture, with an option to reach 100%% ownership after five years.

During the fourth quarter of 2023, AB and SocGen negotiated a revised plan (the “Revised Plan”) under which SocGen would own a majority of the joint venture outside of North America and AB would own a majority of the joint venture within North America (the “NA JV”, and together the “JVs”). On April 1, 2024, the transaction was completed. AB will deconsolidate the BRS business and retain the Bernstein Private Wealth Management business within its existing U.S. broker dealer Sanford C. Bernstein & Co., LLC. For further discussion, see Note 17 Divestiture.

Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2024	2023	$ Change	% Change
	(in billions)

Institutions	$322.5	$306.6	$15.9	5.2%
Retail	308.0	256.7	51.3	20.0
Private Wealth	128.2	112.6	15.6	13.8
Total	$758.7	$675.9	$82.8	12.2%

Index
Assets under management by investment service are as follows:

	As of March 31,
	2024	2023	$ Change	% Change
	(in billions)
Equity
Actively Managed	$264.1	$229.1	$35.0	15.3%
Passively Managed(1)	64.7	56.6	8.1	14.5
Total Equity	328.8	285.7	43.1	15.1

Fixed Income
Actively Managed
Taxable	212.1	198.4	13.7	6.9
Tax–exempt	64.0	55.3	8.7	15.7
	276.1	253.7	22.4	8.8
Passively Managed(1)	11.2	9.5	1.7	16.6
Total Fixed Income	287.3	263.2	24.1	9.1

Alternatives/Multi-Asset Solutions(2)
Actively Managed	133.1	119.9	13.2	10.9
Passively Managed(1)	9.5	7.1	2.4	33.8
Total Alternatives/Multi-Asset Solutions	142.6	127.0	15.6	12.2
Total	$758.7	$675.9	$82.8	12.2%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Changes in assets under management for the three-month and twelve-month periods ended March 31, 2024 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of December 31, 2023	$317.1	$286.8	$121.3	$725.2
Long-term flows:
Sales/new accounts	3.3	23.8	5.5	32.6
Redemptions/terminations	(3.4)	(16.9)	(4.9)	(25.2)
Cash flow/unreinvested dividends	(4.1)	(2.7)	(0.1)	(6.9)
Net long-term (outflows) inflows	(4.2)	4.2	0.5	0.5
Market appreciation	9.6	17.0	6.4	33.0
Net change	5.4	21.2	6.9	33.5
Balance as of March 31, 2024	$322.5	$308.0	$128.2	$758.7

Balance as of March 31, 2023	$306.6	$256.7	$112.6	$675.9
Long-term flows:
Sales/new accounts	12.1	78.1	18.3	108.5
Redemptions/terminations	(12.6)	(61.7)	(18.4)	(92.7)
Cash flow/unreinvested dividends	(12.9)	(10.1)	—	(23.0)
Net long-term (outflows) inflows	(13.4)	6.3	(0.1)	(7.2)
Transfers	0.1	(0.1)	—	—
Market appreciation	29.2	45.1	15.7	90.0
Net change	15.9	51.3	15.6	82.8
Balance as of March 31, 2024	$322.5	$308.0	$128.2	$758.7

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2023	$247.5	$62.1	$208.6	$61.1	$11.4	$134.5	$725.2
Long-term flows:
Sales/new accounts	11.7	0.7	12.1	5.3	—	2.8	32.6
Redemptions/terminations	(14.3)	(0.1)	(7.0)	(2.5)	(0.1)	(1.2)	(25.2)
Cash flow/unreinvested dividends	(3.6)	(3.9)	(0.5)	0.1	—	1.0	(6.9)
Net long-term (outflows) inflows	(6.2)	(3.3)	4.6	2.9	(0.1)	2.6	0.5
Market appreciation (depreciation)	22.8	5.9	(1.1)	—	(0.1)	5.5	33.0
Net change	16.6	2.6	3.5	2.9	(0.2)	8.1	33.5
Balance as of March 31, 2024	$264.1	$64.7	$212.1	$64.0	$11.2	$142.6	$758.7

Balance as of March 31, 2023	$229.1	$56.6	$198.4	$55.3	$9.5	$127.0	$675.9
Long-term flows:
Sales/new accounts	40.5	1.8	37.4	17.9	1.7	9.2	108.5
Redemptions/terminations	(47.5)	(0.3)	(28.2)	(11.1)	(0.3)	(5.3)	(92.7)
Cash flow/unreinvested dividends	(11.3)	(8.0)	(1.5)	0.3	0.1	(2.6)	(23.0)
Net long-term (outflows) inflows	(18.3)	(6.5)	7.7	7.1	1.5	1.3	(7.2)
Market appreciation	53.3	14.6	6.0	1.6	0.2	14.3	90.0
Net change	35.0	8.1	13.7	8.7	1.7	15.6	82.8
Balance as of March 31, 2024	$264.1	$64.7	$212.1	$64.0	$11.2	$142.6	$758.7

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month and twelve-month periods ended March 31, 2024 are as follows:

	Periods Ended March 31, 2024
	Three-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(6.2)	$(18.3)
Fixed Income	7.5	14.8
Alternatives/Multi-Asset Solutions	2.4	0.3
	3.7	(3.2)
Passively Managed
Equity	(3.3)	(6.5)
Fixed Income	(0.1)	1.5
Alternatives/Multi-Asset Solutions	0.2	1.0
	(3.2)	(4.0)
Total net long-term inflows (outflows)	$0.5	$(7.2)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$317.8	$304.6	$13.2	4.3%
Retail	296.9	252.0	44.9	17.8
Private Wealth	124.2	110.2	14.0	12.8
Total	$738.9	$666.8	$72.1	10.8%
Investment Service:
Equity Actively Managed	$254.2	$226.8	$27.4	12.1%
Equity Passively Managed(1)	63.8	55.9	7.9	14.2
Fixed Income Actively Managed – Taxable	209.3	195.3	14.0	7.2
Fixed Income Actively Managed – Tax-exempt	62.5	54.1	8.4	15.5
Fixed Income Passively Managed(1)	11.2	9.5	1.7	18.0
Alternatives/Multi-Asset Solutions(2)	137.9	125.2	12.7	10.2
Total	$738.9	$666.8	$72.1	10.8%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Our Institutional channel first quarter average AUM of $317.8 billion increased $13.2 billion, or 4.3%, compared to the first quarter of 2023, primarily due to ending AUM increasing $15.9 billion, or 5.2%, to $322.5 billion from March 31, 2023. The $15.9 billion increase in AUM resulted primarily from market appreciation of $29.2 billion, offset by net outflows of $13.4 billion.
Our Retail channel first quarter average AUM of $296.9 billion increased $44.9 billion, or 17.8%, compared to the first quarter of 2023, primarily due to ending AUM increasing $51.3 billion, or 20.0%, to $308.0 billion from March 31, 2023. The $51.3 billion increase resulted primarily from market appreciation of $45.1 billion and net inflows of $6.3 billion.
Our Private Wealth channel first quarter average AUM of $124.2 billion increased $14.0 billion, or 12.8%, compared to the first quarter of 2023, primarily due to ending AUM increasing $15.6 billion, or 13.8%, to $128.2 billion from March 31, 2023. The $15.6 billion increase resulted from market appreciation of $15.7 billion, offset by net outflows of $0.1 billion.

Index
Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2024 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Income - Hedged (fixed income)
Absolute return	6.9%	(0.3)%	2.3%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	5.2	2.2	2.0
High Income (fixed income)
Absolute return	14.5	3.2	4.3
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index - Hedged)	1.1	1.0	0.7
Global Plus - Hedged (fixed income)
Absolute return	4.6	(0.9)	1.1
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.5	0.4	0.3
Intermediate Municipal Bonds (fixed income)
Absolute return	3.8	0.7	2.0
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.7	0.6	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	2.6	(2.1)	0.8
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.9	0.4	0.5
Emerging Market Debt (fixed income)
Absolute return	11.9	(1.0)	1.3
Relative return (vs. JPM EMBI Global/JPM EMBI)	2.4	0.1	0.4
Sustainable Global Thematic
Absolute return	16.6	2.9	12.6
Relative return (vs. MSCI ACWI Index)	(6.6)	(4.1)	1.7
International Strategic Core Equity
Absolute return	15.3	5.5	6.3
Relative return (vs. MSCI EAFE Index)	—	0.7	(1.0)
U.S. Small & Mid Cap Value
Absolute return	23.6	6.7	10.7
Relative return (vs. Russell 2500 Value Index)	2.3	1.3	1.4

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Strategic Value
Absolute return	26.1	11.6	12.3
Relative return (vs. Russell 1000 Value Index)	5.9	3.5	2.0
U.S. Small Cap Growth
Absolute return	19.8	(4.5)	9.5
Relative return (vs. Russell 2000 Growth Index)	(0.6)	(1.8)	2.1
U.S. Large Cap Growth
Absolute return	37.8	12.2	17.6
Relative return (vs. Russell 1000 Growth Index)	(1.2)	(0.3)	(0.9)
U.S. Small & Mid Cap Growth
Absolute return	26.0	(1.3)	10.2
Relative return (vs. Russell 2500 Growth Index)	4.9	(0.5)	0.8
Concentrated U.S. Growth
Absolute return	23.9	7.0	13.4
Relative return (vs. S&P 500 Index)	(6.0)	(4.5)	(1.6)
Select U.S. Equity
Absolute return	31.2	12.4	15.9
Relative return (vs. S&P 500 Index)	1.3	0.9	0.9
Strategic Equities
Absolute return	31.7	10.9	14.7
Relative return (vs. Russell 3000 Index)	2.4	1.2	0.3
Global Core Equity
Absolute return	18.0	4.9	9.4
Relative return (vs. MSCI ACWI Index)	(5.2)	(2.1)	(1.5)
U.S. Strategic Core Equity
Absolute return	27.0	12.7	13.5
Relative return (vs. S&P 500 Index)	(2.9)	1.2	(1.5)
Select U.S. Equity Long/Short
Absolute return	21.4	8.2	10.7
Relative return (vs. S&P 500 Index)	(8.5)	(3.3)	(4.4)
Global Strategic Core Equity
Absolute return	26.2	12.5	12.2
Relative return (vs. S&P 500 Index)	(1.0)	1.7	(1.2)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,104,151	$1,024,091	$80,060	7.8%
Expenses	862,154	808,831	53,323	6.6
Operating income	241,997	215,260	26,737	12.4
Income taxes	16,042	11,342	4,700	41.4
Net income	225,955	203,918	22,037	10.8
Net income of consolidated entities attributable to non-controlling interests	8,028	9,767	(1,739)	(17.8)
Net income attributable to AB Unitholders	$217,927	$194,151	$23,776	12.2%

Diluted net income per AB Unit	$0.75	$0.67	$0.08	11.9%

Distributions per AB Unit	$0.81	$0.74	$0.07	9.5%

Operating margin (1)	21.2%	20.1%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended March 31, 2024 increased $23.8 million, or 12.2%, from the three months ended March 31, 2023. The increase primarily is due to (in millions):

Higher base advisory fees	$61.9
Higher distribution revenues	24.6
Higher investment gains	6.5
Higher promotion and servicing expenses	(32.6)
Higher employee compensation and benefits expense	(18.6)
Lower performance-based fees	(6.4)
Higher income taxes	(4.7)
Lower Bernstein Services Research Revenue	(3.8)
Higher interest on borrowings	(3.7)
Other	0.6
$23.8

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the first quarter of 2024. We may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Index
Cash Distributions

We are required to distribute all of our Available Cash Flow, as defined in the AB Partnership Agreement, to our Unitholders and the General Partner. Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 6 to our condensed consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,104,151	$1,024,091
Adjustments:
Distribution-related adjustments:
Distribution revenues	(165,690)	(141,078)
Investment advisory services fees	(19,090)	(15,456)
Pass-through adjustments:
Investment advisory services fees	(15,513)	(9,763)
Other revenues	(8,761)	(9,343)
Impact of consolidated company-sponsored investment funds	(8,374)	(10,409)
Incentive compensation-related items	(2,547)	(5,443)
Adjusted net revenues	$884,176	$832,599

Index

	Three Months Ended March 31,
	2024	2023
Operating income, US GAAP basis	$241,997	$215,260
Adjustments:
Real estate	(206)	(206)
Incentive compensation-related items	1,097	1,608
EQH award compensation	215	191
Acquisition-related expenses	14,981	17,725
Total of non-GAAP adjustments before interest on borrowings	16,087	19,318
Interest on borrowings [1]	17,370	13,713
Sub-total of non-GAAP adjustments	33,457	33,031
Less: Net income of consolidated entities attributable to non-controlling interests	8,028	9,767
Adjusted operating income [1]	267,426	238,524
Less: Interest on borrowings	17,370	13,713
Adjusted pre-tax income	250,056	224,811
Less: Adjusted income taxes	16,529	11,848
Adjusted net income	$233,527	$212,963

Diluted net income per AB Unit, GAAP basis	$0.75	$0.67
Impact of non-GAAP adjustments	0.06	0.07
Adjusted diluted net income per AB Unit	$0.81	$0.74

Operating margin, GAAP basis	21.2%	20.1%
Impact of non-GAAP adjustments	9.1	8.6
Adjusted operating margin	30.3%	28.7%

Adjusted operating income for the three months ended March 31, 2024 increased $28.9 million, or 12.1%, from the three months ended March 31, 2023, primarily due to higher investment advisory base fees of $56.5 million, higher investment gains of $5.0 million and lower general and administrative expenses of $4.0 million, partially offset by higher employee compensation and benefits expense (excluding the impact of long-term incentive compensation-related items) of $21.7 million, lower performance-based fees of $6.4 million, higher promotion and servicing expenses of $4.9 million and lower Bernstein Services Research Revenue of $3.8 million.

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
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses include professional fees, the recording of changes in estimates to, and accretion expense related to, our contingent payment arrangements associated with our acquisitions, certain compensation-related expenses and amortization of intangible assets for contracts acquired.

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

Index
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

Net Revenues

The components of net revenues are as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$151,389	$155,366	$(3,977)	(2.6)%
Performance-based fees	5,822	18,803	(12,981)	(69.0)
	157,211	174,169	(16,958)	(9.7)
Retail:
Base fees	351,361	308,713	42,648	13.8
Performance-based fees	2,640	(9)	2,649	n/m
	354,001	308,704	45,297	14.7
Private Wealth:
Base fees	251,489	228,248	23,241	10.2
Performance-based fees	21,704	17,786	3,918	22.0
	273,193	246,034	27,159	11.0
Total:
Base fees	754,239	692,327	61,912	8.9
Performance-based fees	30,166	36,580	(6,414)	(17.5)
	784,405	728,907	55,498	7.6

Bernstein Research Services	96,222	100,038	(3,816)	(3.8)
Distribution revenues	165,690	141,078	24,612	17.4
Dividend and interest income	44,515	50,679	(6,164)	(12.2)
Investment gains	11,743	5,264	6,479	123.1
Other revenues	25,293	26,146	(853)	(3.3)
Total revenues	1,127,868	1,052,112	75,756	7.2
Less: broker-dealer related interest expense	23,717	28,021	(4,304)	(15.4)
Net revenues	$1,104,151	$1,024,091	$80,060	7.8%

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares,

Index
shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively managed equity services, 10 to 65 basis points for actively-managed fixed income services and 1 to 65 basis points for passively managed services. Average basis points realized for other services could range from 3 basis points for certain Institutional third party managed services to over 190 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 9.4%, 8.0% and 0.3% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 5.5% of our AUM).

For the three months ended March 31, 2024, our investment advisory and services fees increased by $55.5 million, or 7.6%, from the three months ended March 31, 2023, due to a $61.9 million, or 8.9%, increase in base fees, offset by a $6.4 million, or 17.5%, decrease in performance-based fees. The increase in base fees is primarily due to an 10.8% increase in average AUM. Performance-based fees decreased primarily due to lower performance fees earned on our International Small Cap and Global Opportunistic Credit, partially offset by higher performance fees earned on our US Select Equity.

Institutional base fees for the three months ended March 31, 2024 decreased $4.0 million, or 2.6%, from the three months ended March 31, 2023, primarily due to a lower portfolio fee rate, partially offset by a 4.3% increase in average AUM. Retail base fees for the three months ended March 31, 2024 increased $42.6 million, or 13.8%, from the three months ended March 31, 2023, primarily due to a 17.8% increase in average AUM. Private Wealth base fees for the three months ended March 31, 2024 increased $23.2 million, or 10.2%, from the three months ended March 31, 2023, primarily due to a 12.8% increase in average AUM.

Bernstein Research Services

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser extent, but increasingly, by paying us directly for research through commission sharing agreements or cash payments. The Bernstein Research Services business has been classified as held for sale on the condensed consolidated statement of financial condition. For further discussion, see Note 17 Divestiture and Item 2 Executive Overview.
Revenues from Bernstein Research Services for the three months ended March 31, 2024 decreased by $3.8 million, or 3.8%, compared to the three months ended March 31, 2023. The decrease was driven by lower customer trading activity due to the prevailing macro-economic environment.

Index
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

Distribution revenues for the three months ended March 31, 2024 increased $24.6 million, or 17.4%, compared to the three months ended March 31, 2023, primarily due to the corresponding average AUM of these mutual funds increasing 13.0% and a slight shift in product mix to mutual funds that have higher distribution rates.

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

For the three months ended March 31, 2024, dividend and interest income decreased $6.2 million, or 12.2%, compared to the three months ended March 31, 2023, primarily due to lower interest earned on U.S. Treasury Bills and customer margin accounts. Broker-dealer related interest expense for the three months ended March 31, 2024 decreased $4.3 million compared to the three months ended March 31, 2023, due to lower interest paid on cash balances in customers' brokerage accounts.

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

Index
Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$7,089	$655
Unrealized (losses) gains	(4,481)	1,150

Investments held by consolidated company-sponsored investment funds:
Realized (losses)	(1,416)	(5,582)
Unrealized gains	7,481	16,162

Seed capital investments:
Realized gains (losses):
Seed capital and other	362	52
Derivatives	(10,312)	(4,480)
Unrealized gains (losses):
Seed capital and other	7,977	3,652
Derivatives	5,455	(5,995)

Brokerage-related investments:
Realized (losses)	(480)	(199)
Unrealized gains (losses)	68	(151)
	$11,743	$5,264

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2024 decreased $0.9 million, or 3.3%, compared to the three months ended March 31, 2023, primarily due to lower mutual fund reimbursements and brokerage income, partially offset by higher shareholder servicing fees.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$452,772	$434,163	$18,609	4.3%
Promotion and servicing:
Distribution-related payments	172,982	148,381	24,601	16.6
Amortization of deferred sales commissions	11,799	8,154	3,645	44.7
Trade execution, marketing, T&E and other	54,991	50,630	4,361	8.6
	239,772	207,165	32,607	15.7
General and administrative	137,910	139,653	(1,743)	(1.2)
Contingent payment arrangements	2,558	2,444	114	4.7
Interest on borrowings	17,370	13,713	3,657	26.7
Amortization of intangible assets	11,772	11,693	79	0.7
Total	$862,154	$808,831	$53,323	6.6%

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 41.0% and 42.4% for the three months ended March 31, 2024 and 2023, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted annual net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.0% of adjusted net revenues for both the three months ended March 31, 2024 and March 31, 2023), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 49.0% three months ended March 31, 2024 and 49.5% for the three months ended March 31, 2023, respectively.

For the three months ended March 31, 2024, employee compensation and benefits expense increased $18.6 million, or 4.3%, compared to the three months ended March 31, 2023, primarily due to higher incentive compensation of $16.3 million and higher fringe benefits of $2.6 million, partially offset by lower base compensation of $1.2 million.

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

Index
Promotion and servicing expenses increased $32.6 million, or 15.7%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to higher distribution-related payments of $24.6 million, higher deferred sales commissions of $3.6 million, higher transfer fees of $2.7 million and higher travel and entertainment expenses of $1.8 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 12.5% and 13.6% for the three months ended March 31, 2024 and 2023, respectively. General and administrative expenses decreased $1.7 million, or 1.2%, during the three months ended March 31, 2024 compared to the corresponding period in 2023, primarily due to the recognition of a $20.8 million government incentive grant received in connection with our headquarters relocation to Nashville, Tennessee, partially offset by higher office-related expenses of $7.1 million, higher other taxes of $5.2 million, higher portfolio servicing expense of $3.8 million and higher technology and related expense of $2.4 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in current and previous periods, as well as accretion expense of these liabilities. During the three months ended March 31, 2024 and 2023, we recognized $2.6 million and $2.4 million in accretion expense related to our contingent considerations payable.

There were no changes in our estimates during the three months ended March 31, 2024 and 2023.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended March 31, 2024 interest on borrowings increased $3.7 million compared to the three months ended March 31, 2023. The increase was primarily due to higher weighted average borrowings and higher weighted average interest rates.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets increased $0.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

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

Income tax expense for the three months ended March 31, 2024 increased $4.7 million, or 41.4%, compared to the three months ended March 31, 2023. The increase was primarily due to higher foreign income in jurisdictions that carry a higher tax rate. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three months ended March 31, 2024.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended March 31, 2024, we had $8.0 million of net income of consolidated entities attributable to non-controlling interests compared to net income of $9.8 million for the three months ended March 31, 2023. Period-to-period fluctuations result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first three months of 2024, net cash provided by operating activities was $353.7 million compared to net cash used in operating activities of $46.9 million during the corresponding 2023 period. The change is primarily due to the net activity of our consolidated company-sponsored investment funds of $131.4 million, an increase in broker-dealer payables (net of receivable and segregated U.S. Treasury bills) of $67.0 million, an increase in accounts payable and accrued liabilities of $63.0 million, a decrease in other assets $50.2 million and higher earnings of $48.8 million (after non-cash reconciling items).

During the first three months of 2024, net cash provided by investing activities was $272.7 million, compared to net cash used in investing activities of $10.6 million during the corresponding 2023 period. The change is due to a $304.0 million equalization payment related to the BRS joint venture transaction in the current period, offset by higher purchases of furniture, equipment and leasehold improvements of $20.7 million.

During the first three months of 2024, net cash used in financing activities was $556.7 million, compared to $200.7 million during the corresponding 2023 period. The change is primarily due to higher repayments of debt of $299.3 million, higher net purchases of non-controlling interests of consolidated company-sponsored investment funds of $90.4 million and higher cash distributions to Unitholders of $24.1 million, partially offset by an increase in overdrafts payable of $45.6 million.

As of March 31, 2024, AB had $1.2 billion of cash and cash equivalents (including cash and cash equivalents of consolidated company-sponsored investment funds and cash held-for-sale), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $666.3 million.

See Note 16 to AB’s condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. We use our debt and credit facilities to seed certain new investment products which may expose us to market risk, credit risk and material gains and losses. To reduce our exposure, we enter into various futures, forwards, options and swaps primarily to economically hedge certain of our seed money investments. While in most cases broad market risks are hedged and are effective in reducing our exposure, our hedges are imperfect and we may remain exposed to some market risk and credit-related losses in the event of non-performance by counterparties on these derivative instruments.

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

There have been no updates to our critical accounting estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2023.

Index
ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2023 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2023.

Index
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the first quarter of 2024 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/24 - 1/31/24	—	$—	—	—
2/1/24 - 2/29/24	—	—	—	—
3/1/24 - 3/31/24(1)	14,200	33.30	—	—
Total	14,200	$33.30	—	—

(1)During the first quarter of 2024, AB purchased 14,200 AB Units in private transactions and retired them.

Item 3.     Defaults Upon Senior Securities

None.

Index

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the first quarter of 2024.

Index
Item 6.     Exhibits

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ms. Marks furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Ms. Marks furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 25, 2024	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Jackie Marks
Jackie Marks
Chief Financial Officer

		By:	/s/ Thomas Simeone
Thomas Simeone
Controller & Chief Accounting Officer