Form 10-Q
period 2024-06-30
ALLIANCEBERNSTEIN L.P.
filed 2024-07-26
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of units of limited partnership interest outstanding as of June 30, 2024 was 286,773,773.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$871,369	$1,000,103
Cash and securities segregated, at fair value (cost: $583,151 and $859,448)	591,582	867,680
Receivables, net:
Brokers and dealers	43,606	53,144
Brokerage clients	1,394,269	1,314,656
AB funds fees	305,880	343,334
Other fees	124,925	125,500
Investments:
Joint ventures	295,379	—
Other	229,393	243,554
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	3,857	7,739
Investments	253,070	397,174
Other assets	3,676	25,299
Furniture, equipment and leasehold improvements, net	208,399	176,348
Goodwill	3,598,591	3,598,591
Intangible assets, net	240,601	264,555
Deferred sales commissions, net	124,779	87,374
Right-of-use assets	490,410	323,766
Assets held for sale	—	564,776
Other assets	321,184	216,213
Total assets	$9,100,970	$9,609,806

Index

	June 30, 2024	December 31, 2023

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$156,894	$259,175
Brokerage clients	2,060,393	2,200,835
AB mutual funds	337	644
Contingent consideration liability	255,166	252,690
Accounts payable and accrued expenses	286,536	172,163
Lease liabilities	555,992	369,017
Liabilities of consolidated company-sponsored investment funds	1,453	12,537
Accrued compensation and benefits	571,247	372,305
Debt	620,000	1,154,316
Liabilities held for sale	—	153,342
Total liabilities	4,508,018	4,947,024
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	108,255	209,420

Capital:
General Partner	45,880	45,388
Limited partners: 286,773,773 and 286,609,212 units issued and outstanding	4,639,147	4,590,619
Receivables from affiliates	(3,822)	(4,490)
AB Holding Units held for long-term incentive compensation plans	(92,612)	(76,363)
Accumulated other comprehensive (loss)	(107,436)	(106,364)
Partners’ capital attributable to AB Unitholders	4,481,157	4,448,790
Non-redeemable non-controlling interests in consolidated entities	3,540	4,572
Total capital	4,484,697	4,453,362
Total liabilities, non-controlling interest and capital	$9,100,970	$9,609,806

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Investment advisory and services fees	$817,327	$721,678	$1,601,732	$1,450,585
Bernstein research services	—	91,847	96,222	191,885
Distribution revenues	172,905	144,798	338,595	285,876
Dividend and interest income	43,986	50,193	88,501	100,872
Investment (losses) gains	(23,629)	670	(11,886)	5,934
Other revenues	39,167	24,719	64,460	50,865
Total revenues	1,049,756	1,033,905	2,177,624	2,086,017
Less: Broker-dealer related interest expense	21,813	25,449	45,530	53,470
Net revenues	1,027,943	1,008,456	2,132,094	2,032,547

Expenses:
Employee compensation and benefits	423,324	428,079	876,096	862,242
Promotion and servicing:
Distribution-related payments	179,908	150,038	352,890	298,419
Amortization of deferred sales commissions	13,348	8,767	25,147	16,921
Trade execution, marketing, T&E and other	40,940	54,138	95,931	104,768
General and administrative	145,732	149,935	283,642	289,588
Contingent payment arrangements	2,558	2,443	5,116	4,887
Interest on borrowings	11,313	14,672	28,683	28,385
Amortization of intangible assets	11,531	11,723	23,303	23,416
Total expenses	828,654	819,795	1,690,808	1,628,626

Operating income	199,289	188,661	441,286	403,921

Gain on divestiture	134,555	—	134,555	—
Non-operating income	134,555	—	134,555	—

Pre-tax income	333,844	188,661	575,841	403,921

Income taxes	20,092	9,901	36,134	21,243

Net income	313,752	178,760	539,707	382,678

Net income of consolidated entities attributable to non-controlling interests	4,180	3,023	12,208	12,790

Net income attributable to AB Unitholders	$309,572	$175,737	$527,499	$369,888

Net income per AB Unit:
Basic	$1.07	$0.61	$1.82	$1.28
Diluted	$1.07	$0.61	$1.82	$1.28

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$313,752	$178,760	$539,707	$382,678
Other comprehensive (loss) income:
Foreign currency translation adjustments, before reclassification and tax:	(1,579)	4,525	(11,888)	10,656
Less: reclassification adjustment for (losses) in net income upon liquidation	(10,197)	—	(10,197)	—
Foreign currency translation adjustments, before tax	8,618	4,525	(1,691)	10,656
Income tax (expense) benefit	(54)	16	55	63
Foreign currency translation adjustments, net of tax	8,564	4,541	(1,636)	10,719
Changes in employee benefit related items:
Amortization of prior service cost	6	6	12	12
Recognized actuarial (loss) gain	(110)	298	559	596
Changes in employee benefit related items	(104)	304	571	608
Income tax (expense)	(2)	(1)	(7)	(4)
Employee benefit related items, net of tax	(106)	303	564	604
Other comprehensive income (loss)	8,458	4,844	(1,072)	11,323
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	4,180	3,023	12,208	12,790
Comprehensive income attributable to AB Unitholders	$318,030	$180,581	$526,427	$381,211

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General Partner’s Capital
Balance, beginning of period	$45,325	$45,595	$45,388	$45,985
Net income	3,096	1,758	5,275	3,699
Cash distributions to General Partner	(2,351)	(2,136)	(4,816)	(4,357)
Long-term incentive compensation plans activity	(11)	(12)	56	3
(Retirement) Issuance of AB Units, net	(179)	28	(23)	(97)
Balance, end of period	45,880	45,233	45,880	45,233
Limited Partners' Capital
Balance, beginning of period	4,584,317	4,609,592	4,590,619	4,648,113
Net income	306,476	173,979	522,224	366,189
Cash distributions to Unitholders	(232,714)	(211,158)	(476,293)	(430,856)
Long-term incentive compensation plans activity	(1,177)	(1,111)	5,497	327
(Retirement) Issuance of AB Units, net	(17,755)	2,687	(2,900)	(9,784)
Balance, end of period	4,639,147	4,573,989	4,639,147	4,573,989
Receivables from Affiliates
Balance, beginning of period	(4,686)	(5,097)	(4,490)	(4,270)
Long-term incentive compensation awards expense	291	215	506	406
Capital contributions from (to) AB Holding	573	(266)	162	(1,284)
Balance, end of period	(3,822)	(5,148)	(3,822)	(5,148)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(95,859)	(96,077)	(76,363)	(95,318)
Purchases of AB Holding Units to fund long-term compensation plans, net	(28,237)	(572)	(33,789)	(18,662)
Retirement (Issuance) of AB Units, net	19,110	(1,754)	3,627	10,756
Long-term incentive compensation awards expense	11,618	8,376	20,379	14,961
Re-valuation of AB Holding Units held in rabbi trust	756	684	(6,466)	(1,080)
Balance, end of period	(92,612)	(89,343)	(92,612)	(89,343)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(115,894)	(122,998)	(106,364)	(129,477)
Foreign currency translation adjustment, net of tax	8,564	4,541	(1,636)	10,719
Changes in employee benefit related items, net of tax	(106)	303	564	604
Balance, end of period	(107,436)	(118,154)	(107,436)	(118,154)
Total Partners' Capital attributable to AB Unitholders	4,481,157	4,406,577	4,481,157	4,406,577
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	4,480	12,343	4,572	12,607
Net income	1,450	515	1,568	515
Distributions to non-controlling interests, net	(2,485)	(2,473)	(2,695)	(2,473)
Adjustment	—	—	—	(264)
Contributions from non-controlling interest	95	—	95	—
Balance, end of period	3,540	10,385	3,540	10,385
Total Capital	$4,484,697	$4,416,962	$4,484,697	$4,416,962
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income	$539,707	$382,678

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	25,147	16,921
Non-cash long-term incentive compensation expense	20,885	15,367
Depreciation and other amortization	46,319	45,928
Unrealized (gains) on investments	(5,944)	(1,853)
Equity in earnings of equity method investments	27,893	—
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(11,527)	(27,027)
(Gain) on divestiture	(134,555)	—
Non-cash lease expense	57,705	51,768
Other, net	15,017	4,699
Changes in assets and liabilities:
Decrease in securities, segregated	276,098	643,417
Decrease in receivables	33,358	336,744
Decrease in investments	27,092	3,155
Decrease in investments of consolidated company-sponsored investment funds	155,631	221,636
(Increase) in deferred sales commissions	(62,552)	(29,916)
(Increase) in other assets	(47,392)	(18,581)
Increase (decrease) in other assets and liabilities of consolidated company-sponsored investment funds, net	10,539	(11,078)
(Decrease) in payables	(269,927)	(1,027,887)
Increase (decrease) in accounts payable and accrued expenses	64,332	(15,595)
Increase in accrued compensation and benefits	212,993	185,443
Cash payments to relieve operating lease liabilities	(34,911)	(53,498)
Net cash provided by operating activities	945,908	722,321
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(56,565)	(14,941)
Divestiture of business (includes $304.0 million in cash proceeds)	(40,196)	—
Capital contribution to equity method investments	(39,401)	—
Debt repayment from equity method investments	86,200	—
Net cash contribution (to) affiliates	(752)	(2,030)
Net cash (used in) investing activities	(50,714)	(16,971)

Index

	Six Months Ended June 30,
	2024	2023

Cash flows from financing activities:
(Repayment of) debt, net	(534,316)	(120,000)
(Decrease) in overdrafts payable	(2)	—
Distributions to General Partner and Unitholders	(481,109)	(435,213)
(Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	(113,373)	(195,883)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(33,789)	(18,662)
Other, net	(5,603)	(2,426)
Net cash (used in) financing activities	(1,168,192)	(772,184)

Effect of exchange rate changes on cash and cash equivalents	(12,665)	16,178

Net (decrease) in cash and cash equivalents	(285,663)	(50,656)
Cash and cash equivalents as of beginning of the period	1,160,889	1,309,017
Cash and cash equivalents as of end of the period	$875,226	$1,258,361

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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

Business Description (1)

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

AB also provides distribution, shareholder servicing, transfer agency services and administrative services to the mutual funds we sponsor.

AB's high-quality, in-depth research is the foundation of its asset management and private wealth management businesses. AB’s research disciplines include economic, fundamental equity, fixed income and quantitative research. In addition, AB has expertise in multi-asset strategies, wealth management, environmental, social and corporate governance ("ESG"), and alternative investments.

AB provides a broad range of investment services with expertise in:

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

Index
Organization

As of June 30, 2024, EQH owned approximately 3.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of June 30, 2024, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	59.7%
AB Holding	39.6
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.1% economic interest in AB as of June 30, 2024.

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

(1) On April 1, 2024 AB and Societe Generale, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the Bernstein Research Services business and contributed the business to the joint venture. For further discussion, see Note 17 Divestiture.

2.     Significant Accounting Policies

Recently Adopted Accounting Pronouncements

During the three and six months ended June 30, 2024, there have been no recently adopted accounting pronouncements.

Index
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
Investments in Unconsolidated Joint Ventures

Effective April 1, 2024, AB and Societe Generale ("SocGen") completed their previously announced transaction to form a global joint venture with two joint venture holding companies, one outside of North America and one within North America ("NA JV", and together the "JVs"). AB owns a majority interest in the NA JV while SocGen owns a majority interest in the joint venture outside of North America.

On April 1, 2024, we deconsolidated our Bernstein Research Services ("BRS") business and contributed the BRS business to the JVs. We have recorded our subsequent investment in each of the JVs under the equity method of accounting under ASC 323 Investments – Equity Method and Joint Ventures, as we retained the ability to exercise significant influence over the operating and financial policies of the JVs but did not retain a controlling interest. Our investments in companies over which we have the ability to exercise significant influence are accounted for under the equity method and are recorded at cost plus our share of earnings and losses. As of June 30, 2024, we owned 66.7% of the NA JV and 49.0% of the joint venture outside of North America and our combined carrying value in the two investments was $295.4 million. The structure of the Board of Directors of the NA JV, which includes two independent directors, in addition to four directors from AB and three directors from SocGen, precludes AB’s control of the Board thereby permitting deconsolidation of the BRS business.

In addition, we periodically assess our investments in our joint ventures for impairment if certain events or changes in circumstances occur including, but not limited to, ongoing operating losses, projected decreases in earnings or a significant business disruption. The significant assumptions used to estimate fair value include revenue growth and profitability, capital spending and a discount rate. By their nature, these assumptions and projections are uncertain. If we were to determine the current fair value of our investment was less than the carrying value of the investment, and we determined the shortfall was other than temporary, we would recognize an impairment to the investment in the amount by which the carrying value exceeds its fair value. For further discussion, see Note17 – Divestiture.

Reclassification

During the second quarter of 2024, amounts previously presented on the condensed consolidated statement of financial condition as "long-term incentive compensation-related" investments are now presented as "other" investments. Prior period amounts previously presented as such have been reclassified to conform to the current periods presentation.

Index
3. Revenue Recognition

Revenues for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$774,017	$703,371	$1,528,256	$1,395,699
Performance-based fees	43,310	18,307	73,476	54,886
Bernstein research services(1)	—	91,847	96,222	191,885
Distribution revenues
All-in-management fees	81,680	70,849	160,104	139,637
12b-1 fees	16,569	15,778	33,174	30,933
Other distribution fees	74,656	58,171	145,317	115,306
Other revenues
Shareholder servicing fees	22,356	20,801	44,019	41,094
Other	3,637	3,802	7,457	9,493
	1,016,225	982,926	2,088,025	1,978,933
Not subject to contracts with customers:
Dividend and interest income, net of broker-dealer related interest expense	22,173	24,744	42,971	47,402
Investment (losses) gains	(23,629)	670	(11,886)	5,934
Other revenues	13,174	116	12,984	278
	11,718	25,530	44,069	53,614
Total net revenues	$1,027,943	$1,008,456	$2,132,094	$2,032,547

(1) On April 1, 2024 AB and Societe Generale, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the Bernstein Research Services business and contributed the business to the joint venture. For further discussion, see Note 17 Divestiture.

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

Index
Repurchases of AB Holding Units for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.9	—	1.0	0.5
Total Cash Paid for AB Holding Units Purchased (1)	$29.0	$—	$33.3	$18.8
Open Market Purchases of AB Holding Units Purchased (1)	0.6	—	0.6	—
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$21.5	$—	$21.5	$—
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2024 expired at the close of business on July 25, 2024. We may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of 2024 and 2023, we awarded to employees and Eligible Directors 1.2 million and 0.4 million restricted AB Holding Unit awards, respectively. We use AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$309,572	$175,737	$527,499	$369,888

Weighted average limited partnership units outstanding – basic	287,192	285,670	287,034	285,698
Weighted average limited partnership units outstanding – diluted	287,192	285,670	287,034	285,698
Basic net income per AB Unit	$1.07	$0.61	$1.82	$1.28
Diluted net income per AB Unit	$1.07	$0.61	$1.82	$1.28
There were no anti-dilutive options excluded from diluted net income in the three and six months ended June 30, 2024 or 2023.

Index
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

On July 26, 2024, the General Partner declared a distribution of $0.79 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2024. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on August 15, 2024 to holders of record on August 5, 2024.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2024 and December 31, 2023, $0.6 billion and $0.9 billion of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	June 30, 2024	December 31, 2023
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$25,321	$18,882
Seed capital	158,523	128,771
Equities	42	—
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	$10,267	$21,151
Seed capital	18,129	57,624
Investment in joint ventures	295,379	—
Time deposits	6,165	6,517
Other	10,946	10,609
Total investments	$524,772	$243,554

Total investments related to long-term incentive compensation obligations of $35.6 million and $40.0 million as of June 30, 2024 and December 31, 2023, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

Index

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of June 30, 2024 and December 31, 2023, our total seed capital investments were $327.1 million and $394.2 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

On April 1, 2024, we deconsolidated our BRS business and contributed the business to the JVs. We record our subsequent investment in the JVs under the equity method of accounting and our investment in joint ventures includes our investments in these JVs (for further discussion, see Note 2 Significant Accounting Policies and Note17 Divestitures). These investments are recorded at cost plus our share of earnings and losses.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net gains recognized during the period	$986	$2,983	$12,044	$8,447
Less: net (losses) gains recognized during the period on equity securities sold during the period	(1,362)	5,259	6,027	5,849
Unrealized gains (losses) recognized during the period on equity securities held	$2,348	$(2,276)	$6,017	$2,598

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

Index
The notional value and fair value as of June 30, 2024 and December 31, 2023 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
June 30, 2024:
Exchange-traded futures	$109,749	$32	$556
Currency forwards	10,123	5,022	5,027
Interest rate swaps	38,185	657	516
Credit default swaps	49,503	9,153	2,996
Total return swaps	91,378	475	1,661
Option swaps	50,045	—	208
Total derivatives	$348,983	$15,339	$10,964

December 31, 2023:
Exchange-traded futures	$116,344	$1	$3,511
Currency forwards	34,440	4,951	5,597
Interest rate swaps	11,345	294	349
Credit default swaps	139,607	9,265	4,197
Total return swaps	95,021	6	4,391
Option swaps	50,232	1	135
Total derivatives	$446,989	$14,518	$18,180

As of June 30, 2024 and December 31, 2023, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and six months ended June 30, 2024 and 2023 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Exchange-traded futures	$(871)	$2,032	$(2,450)	$(2,600)
Currency forwards	(9)	68	355	(37)
Interest rate swaps	282	114	425	51
Credit default swaps	(91)	(2,013)	(920)	(4,241)
Total return swaps	(682)	(1,645)	(3,938)	(3,701)
Option swaps	(259)	583	(52)	(827)
Net (losses) on derivative instruments	$(1,630)	$(861)	$(6,580)	$(11,355)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2024 and December 31, 2023, we held $7.4 million and $5.7 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of June 30, 2024 and December 31, 2023, we delivered $4.1 million and $7.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

As a result of the deconsolidation of the BRS business on April 1, 2024, we no longer have long and short exchange-traded equity options. As of December 31, 2023, these equity options were classified as held for sale on our condensed consolidated statement of financial condition. For further discussion, see Note 17 Divestiture.
Prior to the deconsolidation of the BRS business, our options desk provided our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client’s transaction. Our options desk hedged the risks associated with this activity by taking offsetting positions in equities. For the three months ended March 31, 2024 (prior to our deconsolidation of the BRS business on April 1, 2024), we recognized losses of $2.0 million on equity options activity. For the three and six months ended June 30, 2023, we recognized losses of $0.8 million and $3.7 million, respectively, on equity options activity. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statement of income.
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of June 30, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2024:
Securities borrowed	$20,528	$—	$20,528	$(20,501)	$—	$27
Derivatives	$15,339	$—	$15,339	$—	$(7,419)	$7,920
December 31, 2023:
Securities borrowed	$23,229	$—	$23,229	$(23,229)	$—	$—
Derivatives	$14,518	$—	$14,518	$—	$(5,691)	$8,827

Index
Offsetting of liabilities as of June 30, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2024:
Derivatives	$10,964	$—	$10,964	$—	$(4,059)	$6,905
December 31, 2023:
Securities loaned	$125,101	$—	$125,101	$(122,369)	$—	$2,732
Derivatives	$18,180	$—	$18,180	$—	$(7,795)	$10,385

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

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of June 30, 2024 and December 31, 2023 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Total
June 30, 2024:
Money markets	$163,955	$—	$—	$—	$163,955
Securities segregated (U.S. Treasury Bills)	—	591,569	—	—	591,569
Derivatives	32	15,307	—	—	15,339
Equity securities	179,045	4,695	116	30	183,886
Other investments	8,292	—	—	—	8,292
Total assets measured at fair value	$351,324	$611,571	$116	$30	$963,041

Derivatives	$556	$10,408	$—	$—	$10,964
Contingent payment arrangements	—	—	255,166	—	255,166
Total liabilities measured at fair value	$556	$10,408	$255,166	$—	$266,130

December 31, 2023:
Money markets	$146,906	$—	$—	$—	$146,906
Securities segregated (U.S. Treasury Bills)	—	867,679	—	—	867,679
Derivatives	1	14,517	—	—	14,518
Equity securities	113,833	32,104	118	1,598	147,653
Other investments	7,870	—	—	—	7,870
Total assets measured at fair value	$268,610	$914,300	$118	$1,598	$1,184,626

Derivatives	$3,511	$14,669	$—	$—	$18,180
Contingent payment arrangements	—	—	252,690	—	252,690
Total liabilities measured at fair value	$3,511	$14,669	$252,690	$—	$270,870

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($8.3 million and $7.9 million as of June 30, 2024 and December 31, 2023, respectively).

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
During the six months ended June 30, 2024 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance as of beginning of period	$114	$170	$118	$129
Unrealized gains (losses), net	2	(49)	(2)	(8)
Balance as of end of period	$116	$121	$116	$121

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance as of beginning of period	$254,108	$248,185	$252,690	$247,309
Accretion	2,558	2,444	5,116	4,887
Payments	(1,500)	—	(2,640)	(792)
Held for sale reclassification	—	(775)	—	(1,550)
Balance as of end of period	$255,166	$249,854	$255,166	$249,854

As of June 30, 2024, the expected revenue growth rates ranged from 2.0% to 29.3%, with a weighted average of 7.9%, calculated using cumulative revenues and range of revenue growth rates. The discount rates range from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates. As of June 30, 2023, the expected revenue growth rates ranged from 2.0% to 83.9%, with a weighted average of 10.3%, calculated using cumulative revenues and a range of revenue growth rates. The discount rates ranged from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2024 or during the year ended December 31, 2023.

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

On December 14, 2022, four individual participants in the Profit Sharing Plan for Employees of AllianceBernstein L.P., (the "Plan") filed a class action complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York against AB, current and former members of the Compensation Committee, and the Investment and Administrative Committees under the Plan. On February 24, 2023, AB filed a motion to dismiss all claims and on March 25, 2024, the Court granted AB’s motion to dismiss the complaint in its entirety. Plaintiff’s time to amend their complaint or appeal the Court’s decision has now expired and we consider this matter concluded.

AB may be involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that we could incur losses pertaining to these other matters, but we cannot currently estimate any such losses, or a range of reasonably possible losses. Management, after consultation with legal counsel, currently believes that the outcome of any other individual matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, any inquiry, proceeding or litigation has an element of uncertainty; management cannot determine whether further developments relating to any other individual matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operation, financial condition or liquidity in any future reporting period.

Guarantees

Effective April 1, 2024 AB and SocGen completed their previously announced transaction to form the JVs. At the time of closing, Bernstein Institutional Services LLC (“BIS”), the U.S. broker-dealer subsidiary of the NA JV, entered into a credit facility agreement with SocGen, as lender, providing for up to $60.0 million of working capital. As a condition of the credit facility and until SocGen’s ownership exceeds 50% of NA JV, AB will provide a limited guarantee under which AB will guarantee up to its percentage ownership, currently 66.7%, of any unpaid obligations of BIS .

In addition, in connection with the close of the transaction, AB will indemnify SG Canada for certain obligations and liabilities in relation to SCB Canada until such time as SocGen exceeds 50% ownership of NA JV (the “Canadian Regulatory Guarantee”). Under the terms of the Canadian Regulatory Guarantee, SG Canada must guarantee the customer liabilities of SCB Canada to the full extent of its regulatory capital which fluctuates based upon business activity. AB has agreed to indemnify SG Canada for 66.7% of any amounts paid by SG Canada under the Canadian Regulatory Guarantee.

13.     Leases

We lease office space, furniture and office equipment under various operating and financing leases. Our current leases have initial lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

Index
Leases included in the condensed consolidated statement of financial condition as of June 30, 2024 and December 31, 2023 were as follows:

	Classification	June 30, 2024	December 31, 2023
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$481,336	$312,588
Operating lease liabilities	Lease liabilities	546,961	357,623

Finance Leases
Property and equipment, gross	Right-of-use assets	18,725	18,975
Amortization of right-of-use assets	Right-of-use assets	(9,651)	(7,797)
Property and equipment, net		9,074	11,178
Finance lease liabilities	Lease liabilities	9,031	11,394
The components of lease expense included in the condensed consolidated statement of income as of June 30, 2024 and June 30, 2023 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2024	2023	2024	2023
		(in thousands)
Operating lease cost	General and administrative	$27,584	$24,120	$55,520	$47,284
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,047	1,203	2,099	2,279
Interest on lease liabilities	Interest expense	76	88	160	153
Total finance lease cost		1,123	1,291	2,259	2,432
Variable lease cost (1)	General and administrative	10,280	7,432	19,890	16,299
Sublease income	General and administrative	(8,746)	(8,741)	(16,469)	(17,001)
Net lease cost		$30,241	$24,102	$61,200	$49,014
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

Index
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2024 (excluding the six months ended June 30, 2024)	$52,076	$1,927	$54,003
2025	61,864	4,050	65,914
2026	60,648	2,617	63,265
2027	58,144	922	59,066
2028	52,050	142	52,192
Thereafter	464,114	—	464,114
Total lease payments	748,896	9,658	758,554
Less interest	(201,935)	(627)
Present value of lease liabilities	$546,961	$9,031
We have signed a lease that commenced during the first quarter of 2024, relating to approximately 166,000 square feet of space in New York City.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	13.03
Finance leases	2.55
Weighted average discount rate:
Operating leases	4.3%
Finance leases	3.4%
Supplemental non-cash activity related to leases was as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	213,235	28,827
Finance leases	—	2,096
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

Index
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	June 30, 2024			December 31, 2023
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$3,733	$124	$3,857	$7,572	$167	$7,739
Investments	157,618	95,452	253,070	286,619	110,555	397,174
Other assets	2,544	1,132	3,676	15,010	10,289	25,299
Total assets	$163,895	$96,708	$260,603	$309,201	$121,011	$430,212

Liabilities	$1,142	$311	$1,453	$9,699	$2,838	$12,537
Redeemable non-controlling interest	92,498	15,757	108,255	202,882	6,538	209,420
Partners' capital attributable to AB Unitholders	70,255	80,640	150,895	96,620	111,635	208,255
Total liabilities, redeemable non-controlling interest and partners' capital	$163,895	$96,708	$260,603	$309,201	$121,011	$430,212
During the six-month period ended June 30, 2024, we deconsolidated four funds in which we had a seed investment of approximately $46.5 million as of December 31, 2023, due to no longer having a controlling financial interest.

Changes in the redeemable non-controlling interest balance during the six-month period ended June 30, 2024 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2023	$209,420
Deconsolidated funds	(119,231)
Changes in third-party seed investments in consolidated funds	18,066
Redeemable non-controlling interest as of June 30, 2024	$108,255

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of June 30, 2024 and December 31, 2023 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2024:
Investments - VIEs	$16,392	$141,226	$—	$157,618
Investments - VOEs	13,785	81,667	—	95,452
Derivatives - VIEs	457	107	—	564
Total assets measured at fair value	$30,634	$223,000	$—	$253,634

Derivatives - VIEs	99	60	—	159
Total liabilities measured at fair value	$99	$60	$—	$159

December 31, 2023:
Investments - VIEs	$49,455	$237,164	$—	$286,619
Investments - VOEs	9,036	101,519	—	110,555
Derivatives - VIEs	2,139	2,763	—	4,902
Derivatives - VOEs	—	8,775	—	8,775
Total assets measured at fair value	$60,630	$350,221	$—	$410,851

Derivatives - VIEs	$944	$1,587	$—	$2,531
Total liabilities measured at fair value	$944	$1,587	$—	$2,531

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

There were no Level 3 financial instruments carried at fair value within the consolidated company-sponsored investment funds during the six months ended June 30, 2024 and 2023, respectively.
Derivative Instruments
As of June 30, 2024 and December 31, 2023, the VIEs held $0.4 million and $2.4 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and six months ended June 30, 2024, we recognized $0.5 million and $0.9 million of losses, respectively, on these derivatives. For the three and six months ended June 30, 2023, we recognized $1.3 million of losses and $0.4 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of June 30, 2024 and December 31, 2023, the VIEs held $0.8 million and $1.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of June 30, 2024 and December 31, 2023, the VIEs delivered $1.3 million and $1.4 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of June 30, 2024 and December 31, 2023, the VOEs held zero and $8.8 million futures, forwards, options or swaps within their portfolios. For the three and six months ended June 30, 2024 and June 30, 2023, we recognized no gains or losses on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed statements of income.
As of June 30, 2024, the VOEs held no cash collateral payable to trade counterparties.
As of June 30, 2024, the VOEs delivered no cash collateral in brokerage accounts.

Index
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of June 30, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2024:
Derivatives - VIEs	$564	$—	$564	$—	$(564)	$—
December 31, 2023:
Derivatives - VIEs	$4,902	$—	$4,902	$—	$(1,415)	$3,487

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of June 30, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2024:
Derivatives - VIEs	$159	$—	$159	$—	$(159)	$—
December 31, 2023:
Derivatives - VIEs	$2,531	$—	$2,531	$—	$(1,408)	$1,123

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of June 30, 2024, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $67.0 billion, and our maximum risk of loss is our investment of $14.3 million in these VIEs and our advisory fee receivables from these VIEs is $103.7 million. As of December 31, 2023, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $54.6 billion; our maximum risk of loss was our investment of $10.3 million in these VIEs and our advisory fees receivable from these VIEs was $114.5 million.
15.     Units Outstanding

Changes in AB Units outstanding during the six-month period ended June 30, 2024 were as follows:

Outstanding as of December 31, 2023	286,609,212
Units issued	850,482
Units retired(1)	(685,921)
Outstanding as of June 30, 2024	286,773,773
(1) During the six months ended June 30, 2024, we purchased 18,800 AB Units in private transactions and retired them.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2024, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of June 30, 2024 and December 31, 2023, we had no amounts outstanding under the Credit Facility. Furthermore, during the first six months of 2024 and the full year 2023, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Our intent is to amend and extend this facility before maturity. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of June 30, 2024, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of June 30, 2024 and December 31, 2023, AB had $620.0 million and $900.0 million outstanding under the EQH Facility, respectively, with an interest rate of approximately 5.3%, respectively. Average daily borrowings on the EQH Facility for the first six months of 2024 and the full year 2023 were $639.1 million and $743.1 million, respectively, with weighted average interest rates of approximately 5.3% and 4.9%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Our intent is to amend and extend this facility before maturity. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of June 30, 2024, we were in compliance with these covenants. As of June 30, 2024 and

Index
December 31, 2023 we had no amounts outstanding on the EQH Uncommitted Facility. During the first six months of 2024, we did not draw upon the EQH Uncommitted Facility. Average daily borrowing for the full year 2023 were $3.6 million with a weighted average interest rate of approximately 4.6%.

Commercial Paper
As of June 30, 2024 we had no commercial paper outstanding. As of December 31, 2023, we had $254.3 million of commercial paper outstanding with an interest rate of 5.4%. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2024 and full year 2023 were $367.0 million and $267.6 million, respectively, with weighted average interest rates of approximately 5.4% and 5.2%, respectively.

SCB Lines of Credit
SCB LLC has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit us to borrow up to an aggregate of approximately $315.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of June 30, 2024 and December 31, 2023, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings during the first six months of 2024 and full year 2023 were $1.3 million and $1.1 million, respectively, with weighted average interest rates of approximately 8.5% and 7.8%, respectively.

17. Divestiture

On November 22, 2022, AB and SocGen, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses (the “Initial Plan”). In the Initial Plan, AB would own a 49% interest in the global joint venture and SocGen would own a 51% interest, with an option to reach 100% ownership after five years.

During the fourth quarter of 2023, AB and SocGen negotiated a revised plan (the "Revised Plan") to form a global joint venture with two joint venture holding companies, one outside of North America and one within North America ("NA JV", and together the "JVs"). Effective April 1, 2024, AB and SocGen completed their previously announced transaction in accordance with the Revised Plan. AB owns a 66.7% majority interest in the NA JV while SocGen owns a 51% majority interest in the joint venture outside of North America. While AB currently owns a majority of the NA JV, the structure of the Board of Directors of the NA JV, which includes two independent directors, in addition to four directors from AB and three directors from SocGen, precludes AB’s control of the Board thereby permitting deconsolidation of the BRS business. Going forward, AB will maintain an equity method investment in each of the JVs and report on the performance of the two JV holding companies on a combined basis.

As a result of the greater value of the business AB contributed to the JVs, SocGen paid AB $304.0 million in cash to equalize the value of the contributions by AB and SocGen to the JVs. The cash payment of $304.0 million included $102.6 million of prepaid consideration for an option, exercisable by AB during the next five years, that would result in SocGen having a 51% ownership of the NA JV (the "AB option") and bringing the transaction ownership terms back in line with the Initial Plan. AB's option may only be exercised upon receipt of appropriate regulatory approvals. The $304.0 million cash payment was used to pay down debt under AB’s existing credit facilities.

Under the terms of the transaction and assuming AB exercises its option as noted above, SocGen would increase its ownership to a majority interest of the NA JV, without further consideration payable. AB has an additional option to sell its ownership interests in the JVs to SocGen after five years, at the fair market value of AB’s interests in the JVs, subject to regulatory approval. The ultimate objective of SocGen and AB is for SocGen to eventually own 100% of the JVs after five years.

AB has deconsolidated the BRS business and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer, SCB LLC. AB’s Private Wealth Management business continues to operate through SCB LLC and SCB LLC continues to serve as custodian for nearly all Private Wealth assets under management. AB continues to serve as investment adviser to these Private Wealth clients. Further, we entered into certain transition services agreements with the JVs in connection with the divestiture of the BRS business. From April 1, 2024 through June 30, 2024 we provided services and recognized revenues of $12.4 million associated with these transition services agreements.

Index
The net carrying amount of the BRS business assets and liabilities included in the sale was $312.1 million and consisted of the following:

April 1, 2024
(in thousands)
Cash and cash equivalents	$338,226
Receivables, net:
Brokers and dealers	31,427
Brokerage clients	2,817
Other fees	14,719
Investments	9,555
Furniture and equipment, net	5,472
Other assets	44,751
Right-of-use assets	4,422
Intangible assets	3,850
Goodwill	159,826
Total assets sold	$615,065

Payables:
Brokers and dealers	$15,271
Brokerage clients	14,110
AP and Accrued Expenses	134,979
Other liabilities	10,370
Accrued compensation and benefits	42,069
Debt	86,200
Total liabilities sold	$302,999

As a result of the sale, we recognized a pre-tax gain of $134.6 million during the second quarter of 2024, calculated as follows:

April 1, 2024
(in thousands)
Cash proceeds	$303,980
Fair value of equity interest in the JVs	283,871
Net carrying amount of assets and liabilities divested	(312,066)
Consideration for future put option to be exercised by AB	(102,550)
Cumulative translation losses	(10,197)
Reorganization costs	(28,483)
Pre-tax gain on divestiture	$134,555

We deconsolidated approximately $312.1 million of net assets and liabilities of the BRS business and contributed those assets and liabilities to the JVs. We recorded an initial investment in the JVs, at fair value of $283.9 million. The fair value of the equity method investments was determined using a dividend discount model whereby a forecast of net banking income attributable to each of the JVs is discounted using an estimated cost of capital to determine the present value of expected future dividends.

Index
In addition, we recorded a liability in accounts payable and accrued expenses on the condensed consolidated statement of financial condition of approximately $102.6 million, based on the negotiated terms of the Revised Plan, related to the AB option. Upon receipt of appropriate regulatory approvals, AB intends to exercise the AB option and will recognize a gain or loss at that time, dependent upon the fair market value of the additional equity interest that would result in SocGen having 51% ownership interest in NA JV. For discussion on our accounting policy related to investments in unconsolidated joint ventures, see Note 2 Significant Accounting Policies.

The net cash contributed at transaction close from the divestiture of the BRS business as presented under Cash Flows from Investing Activities represents the cash portion of the sale consideration, which was determined as the fair value of the sale consideration, adjusted by the cash transferred to the joint ventures and direct costs to sell. The following table summarizes the different components of the initial business divestiture presented under cash flows from investing activities:

June 30, 2024
(in thousands)
Cash proceeds from buyer	$303,980
Initial cash contributed to joint ventures from transferring balance sheet	(338,226)
Direct costs to sell	(5,950)
Cash outflow from divestiture	(40,196)

Included in the initial cash contribution to the joint ventures is approximately $69.1 million of prefunded cash received from SocGen in advance of closing due to certain banking holidays in the U.S. and internationally. The $69.1 million was included in held for sale cash as of March 31, 2024 with an offsetting liability recorded in accounts payable and accrued expenses in held for sale liabilities on the condensed consolidated statement of financial condition. At transaction close, AB contributed this cash to the joint ventures on behalf of SocGen.

As of December 31, 2023 the assets and liabilities of AB's research services business (“the disposal group”) were classified as held for sale on the condensed consolidated statement of financial condition and recorded at fair value, less cost to sell. As a result of classifying these assets as held for sale, we recognized a cumulative non-cash valuation adjustment of $6.6 million as of December 31, 2023, respectively, to recognize the net carrying value at lower of cost or fair value, less estimated costs to sell.

Index
The following table summarizes the assets and liabilities of the disposal group classified as held for sale on the condensed consolidated statement of financial condition as of December 31, 2023:

December 31, 2023
(in thousands)
Cash and cash equivalents	$153,047
Receivables, net:
Brokers and dealers	32,669
Brokerage clients	74,351
Other fees	15,326
Investments	17,029
Furniture and equipment, net	5,807
Other assets	104,228
Right-of-use assets	5,032
Intangible assets	4,061
Goodwill	159,826
Valuation adjustment (allowance) on disposal group	(6,600)
Total assets held for sale	$564,776

Payables:
Brokers and dealers	$39,359
Brokerage clients	16,885
Other liabilities	67,938
Accrued compensation and benefits	29,160
Total liabilities held for sale	$153,342
As of December 31, 2023, cash and cash equivalents classified as held for sale included in the condensed consolidated statement of cash flows was $153.0 million.
We have determined that the exit from the sell-side research business did not represent a strategic shift that has had, or is likely to have a major effect on our consolidated results of operations. Accordingly, we did not classify the disposal group as discontinued operations. The results of operations of the disposal group up to the respective date of sale were included in our consolidated results of operations for all periods presented. The lower of amortized cost or fair value adjustment upon transferring these assets to held for sale was not material.

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of June 30, 2024 were $769.5 billion, up $10.8 billion, or 1.4%, compared to March 31, 2024, and up $78.0 billion, or 11.3%, compared to June 30, 2023. During the second quarter of 2024 AUM increased due to market appreciation of $9.9 billion and net inflows of $0.9 billion (Retail net inflows of $2.8 billion, offset by Institutional net outflows of $1.8 billion and Private Wealth net outflows of $0.1 billion).

Institutional AUM increased $0.2 billion, or 0.1%, to $322.7 billion during the second quarter of 2024, due to market appreciation of $2.0 billion, offset by net outflows of $1.8 billion. Gross sales remained flat from the first quarter of 2024 at $3.3 billion. Redemptions and terminations increased sequentially from $3.4 billion to $3.5 billion.

Retail AUM increased $8.4 billion, or 2.7%, to $316.4 billion during the second quarter of 2024, due to market appreciation of $5.6 billion and net inflows of $2.8 billion. Gross sales decreased sequentially from $23.8 billion during the first quarter of 2024 to $23.2 billion during the second quarter of 2024. Redemptions and terminations decreased sequentially from $16.9 billion to $16.7 billion.

Private Wealth AUM increased $2.2 billion, or 1.7%, to $130.4 billion during the second quarter of 2024, due to market appreciation of $2.3 billion, offset by net outflows of $0.1 billion. Gross sales decreased sequentially from $5.5 billion during the first quarter of 2024 to $5.4 billion during the second quarter of 2024. Redemptions and terminations increased sequentially from $4.9 billion to $5.5 billion.

Bernstein Research Services revenue for the second quarter of 2024 decreased $91.8 million, or 100.0%, compared to the second quarter of 2023. The decrease was due to the deconsolidation of the Bernstein Research Services ("BRS") business and contribution of the business to the joint ventures. effective April 1, 2024. For further discussion, see Note 17, Divestiture to our condensed consolidated financial statements contained in Item 1.

Net revenues for the second quarter of 2024 increased $19.5 million, or 1.9%, to $1.0 billion, compared to the second quarter of 2023. The increase was primarily due to higher investment advisory base fees of $70.6 million, higher distribution revenues of $28.1 million, higher performance-based fees of $25.0 million and higher other revenues of $14.4 million primarily due certain reimbursements for services provided to the joint ventures, partially offset by lower Bernstein Research Services revenue of $91.8 million due to the deconsolidation of the BRS business and higher investment losses of $24.3 million primarily due to the equity loss on the joint ventures. Operating expenses for the second quarter of 2024 increased $8.9 million, or 1.1%, to $828.7 million from $819.8 million in the second quarter of 2023. The increase was primarily due to higher promotion and servicing expense of $21.3 million, partially offset by lower employee compensation and benefits expense of $4.8 million, lower general and administrative expense of $4.2 million and lower interest on borrowings of $3.4 million. Operating income increased $10.6 million, or 5.6%, to $199.3 million from $188.7 million in the second quarter of 2023 and our operating margin increased to 19.0% in the second quarter of 2024 from 18.4% in the second quarter of 2023.

Market Environment

U.S. Equities
U.S. equity markets maintained positive momentum in the second quarter with the S&P 500 Index gaining 4.3%, primarily driven by the Information Technology and Communication Services sectors. Market breadth deteriorated in the second quarter, as equity gains were again concentrated among larger technology companies, particularly those benefiting from artificial intelligence. Evidencing the returns dispersion, the S&P 500 Value index underperformed the S&P 500 Growth index and Small-Caps (market capitalization ranges between $250 million to $2 billion) lagged Large-Caps (market capitalization above $10 billion) with the Russell 2000 Index falling 3.3% in the second quarter versus the S&P 500 gaining 4.3%.

Index
Global and Non-U.S. Equities
Eurozone equities moved lower in the second quarter with the MSCI Eurozone falling 1.2%, as the European Central Bank’s 25 basis point rate cut in early June was overshadowed by political turmoil. The U.K. MSCI index gained 3.7% in the second quarter, with U.K. equities achieving new all-time highs, as the annual consumer price index inflation fell back to 2.0% in May, hitting the Bank of England’s target for the first time since July 2021. Japanese equities also saw gains in second quarter with the TOPIX generating 1.7% total return in Japanese yen terms. However, continued depreciation of the Japanese yen turned the foreign currency-based return negative, while the Bank of Japan also expressed concerns about the negative impact of yen weakness on the economy and inflation. Asia ex-Japan equity markets posted strong gains, led by China’s rebound, Taiwan’s outsized exposure to the semi-conductor industry and positive investor sentiment towards India. Emerging markets outperformed their Developed counterparts in the second quarter.

Global Bonds
Renewed concerns about the U.S. economy overheating weighed on global bonds early in the second quarter with sentiment improving gradually as softer labor market conditions and lower inflation readings emerged later in the quarter. The Bloomberg Global Aggregate Bond index ended lower 1.1% in the second quarter. Investment grade ("IG") corporate bond markets in the U.S. and Europe delivered positive returns both absolute and relative over government bonds, while high yield markets had another strong out performance over IG and governments. Government bond markets diverged with a sharp sell-off in U.S. Treasuries at the beginning of the second quarter followed by political-driven weakness in the Eurozone, with French debt risk premiums rising in response to the snap parliamentary election announcement in late June. Emerging Market debt yields also pushed higher, with the postponement of the Federal Reserve easing cycle.

Relationship with EQH and its Subsidiaries

EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. In mid-2021, Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), agreed to provide an initial $10 billion in permanent capital to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of the initial $10 billion in permanent capital is now complete. In addition, during the second quarter of 2023, EQH committed to provide an additional $10 billion in permanent capital, deployment of which has begun. We expect this anticipated capital from EQH's insurance subsidiaries will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, included in the initial $10 billion commitment by EQH is $750 million in capital deployed through AB CarVal.

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

Joint Venture with Societe Generale

Effective April 1, 2024, AB and Societe Generale ("SocGen") completed their previously announced transaction to form a global joint venture with two joint venture holding companies, one outside of North America and one within North America ("NA JV", and together the "JVs"). AB owns a majority interest in the NA JV while SocGen owns a majority interest in the joint venture outside of North America. AB has deconsolidated the BRS business and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer Sanford C. Bernstein & Co., LLC. For further discussion, see Note 17 Divestiture to our condensed consolidated financial statements contained in Item 1.

Index
Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2024	2023	$ Change	% Change
	(in billions)

Institutions	$322.7	$309.2	$13.5	4.4%
Retail	316.4	266.6	49.8	18.7
Private Wealth	130.4	115.7	14.7	12.7
Total	$769.5	$691.5	$78.0	11.3%

Assets under management by investment service are as follows:

	As of June 30,
	2024	2023	$ Change	% Change
	(in billions)
Equity
Actively Managed	$264.4	$235.9	$28.5	12.1%
Passively Managed(1)	65.8	60.5	5.3	8.9
Total Equity	330.2	296.4	33.8	11.4

Fixed Income
Actively Managed
Taxable	216.0	202.3	13.7	6.7
Tax–exempt	66.2	56.1	10.1	18.0
	282.2	258.4	23.8	9.2
Passively Managed(1)	11.0	9.4	1.6	17.3
Total Fixed Income	293.2	267.8	25.4	9.5

Alternatives/Multi-Asset Solutions(2)
Actively Managed	136.0	119.6	16.4	13.7
Passively Managed(1)	10.1	7.7	2.4	31.6
Total Alternatives/Multi-Asset Solutions	146.1	127.3	18.8	14.8
Total	$769.5	$691.5	$78.0	11.3%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2024 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of March 31, 2024	$322.5	$308.0	$128.2	$758.7
Long-term flows:
Sales/new accounts	3.3	23.2	5.4	31.9
Redemptions/terminations	(3.5)	(16.7)	(5.5)	(25.7)
Cash flow/unreinvested dividends	(1.6)	(3.7)	—	(5.3)
Net long-term (outflows) inflows	(1.8)	2.8	(0.1)	0.9
Market appreciation	2.0	5.6	2.3	9.9
Net change	0.2	8.4	2.2	10.8
Balance as of June 30, 2024	$322.7	$316.4	$130.4	$769.5

Balance as of December 31, 2023	$317.1	$286.8	$121.3	$725.2
Long-term flows:
Sales/new accounts	6.6	47.0	10.9	64.5
Redemptions/terminations	(6.9)	(33.5)	(10.4)	(50.8)
Cash flow/unreinvested dividends	(5.7)	(6.6)	—	(12.3)
Net long-term (outflows) inflows	(6.0)	6.9	0.5	1.4
Market appreciation	11.6	22.7	8.6	42.9
Net change	5.6	29.6	9.1	44.3
Balance as of June 30, 2024	$322.7	$316.4	$130.4	$769.5

Balance as of June 30, 2023	$309.2	$266.6	$115.7	$691.5
Long-term flows:
Sales/new accounts	13.9	84.8	19.3	118.0
Redemptions/terminations	(12.1)	(63.8)	(19.4)	(95.3)
Cash flow/unreinvested dividends	(13.8)	(11.2)	—	(25.0)
Net long-term (outflows) inflows	(12.0)	9.8	(0.1)	(2.3)
Market appreciation	25.5	40.0	14.8	80.3
Net change	13.5	49.8	14.7	78.0
Balance as of June 30, 2024	$322.7	$316.4	$130.4	$769.5

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of March 31, 2024	$264.1	$64.7	$212.1	$64.0	$11.2	$142.6	$758.7
Long-term flows:
Sales/new accounts	12.5	0.3	10.3	4.9	—	3.9	31.9
Redemptions/terminations	(13.4)	(0.1)	(7.4)	(3.1)	(0.1)	(1.6)	(25.7)
Cash flow/unreinvested dividends	(5.2)	(0.9)	1.5	0.1	0.1	(0.9)	(5.3)
Net long-term (outflows) inflows	(6.1)	(0.7)	4.4	1.9	—	1.4	0.9
Market appreciation (depreciation)	6.4	1.8	(0.5)	0.3	(0.2)	2.1	9.9
Net change	0.3	1.1	3.9	2.2	(0.2)	3.5	10.8
Balance as of June 30, 2024	$264.4	$65.8	$216.0	$66.2	$11.0	$146.1	$769.5

Balance as of December 31, 2023	$247.5	$62.1	$208.6	$61.1	$11.4	$134.5	$725.2
Long-term flows:
Sales/new accounts	24.2	1.0	22.3	10.2	—	6.8	64.5
Redemptions/terminations	(27.8)	(0.2)	(14.3)	(5.5)	(0.2)	(2.8)	(50.8)
Cash flow/unreinvested dividends	(8.7)	(4.9)	1.0	0.2	0.1	—	(12.3)
Net long-term (outflows) inflows	(12.3)	(4.1)	9.0	4.9	(0.1)	4.0	1.4
Market appreciation (depreciation)	29.2	7.8	(1.6)	0.2	(0.3)	7.6	42.9
Net change	16.9	3.7	7.4	5.1	(0.4)	11.6	44.3
Balance as of June 30, 2024	$264.4	$65.8	$216.0	$66.2	$11.0	$146.1	$769.5

Balance as of June 30, 2023	$235.9	$60.5	$202.3	$56.1	$9.4	$127.3	$691.5
Long-term flows:
Sales/new accounts	43.8	1.6	40.1	19.4	1.7	11.4	118.0
Redemptions/terminations	(48.0)	(0.4)	(30.0)	(11.8)	(0.3)	(4.8)	(95.3)
Cash flow/unreinvested dividends	(13.3)	(8.2)	(3.0)	0.5	0.1	(1.1)	(25.0)
Net long-term (outflows) inflows	(17.5)	(7.0)	7.1	8.1	1.5	5.5	(2.3)
Market appreciation	46.0	12.3	6.6	2.0	0.1	13.3	80.3
Net change	28.5	5.3	13.7	10.1	1.6	18.8	78.0
Balance as of June 30, 2024	$264.4	$65.8	$216.0	$66.2	$11.0	$146.1	$769.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, six-month and twelve-month periods ended June 30, 2024 are as follows:

	Periods Ended June 30, 2024
	Three-months	Six-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(6.1)	$(12.3)	$(17.5)
Fixed Income	6.3	13.9	15.2
Alternatives/Multi-Asset Solutions	1.1	3.4	4.4
	1.3	5.0	2.1
Passively Managed
Equity	(0.7)	(4.1)	(7.0)
Fixed Income	—	(0.1)	1.5
Alternatives/Multi-Asset Solutions	0.3	0.6	1.1
	(0.4)	(3.6)	(4.4)
Total net long-term inflows (outflows)	$0.9	$1.4	$(2.3)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$319.6	$305.1	$14.5	4.8%	$318.2	$304.6	$13.6	4.5%
Retail	308.0	259.9	48.1	18.5	301.7	255.9	45.8	17.9
Private Wealth	127.9	113.4	14.5	12.7	125.7	111.6	14.1	12.6
Total	$755.5	$678.4	$77.1	11.4%	$745.6	$672.1	$73.5	10.9%
Investment Service:
Equity Actively Managed	$259.7	$230.3	$29.4	12.8%	$255.9	$228.4	$27.5	12.0%
Equity Passively Managed(1)	64.2	57.7	6.5	11.1	63.9	56.8	7.1	12.4
Fixed Income Actively Managed – Taxable	212.9	199.4	13.5	6.8	211.0	197.2	13.8	7.0
Fixed Income Actively Managed – Tax-exempt	64.7	55.5	9.2	16.5	63.5	54.8	8.7	16.1
Fixed Income Passively Managed(1)	11.0	9.5	1.5	15.7	11.1	9.5	1.6	16.9
Alternatives/Multi-Asset Solutions(2)	143.0	126.0	17.0	13.5	140.2	125.4	14.8	11.8
Total	$755.5	$678.4	$77.1	11.4%	$745.6	$672.1	$73.5	10.9%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Index
Our Institutional channel second quarter average AUM of $319.6 billion increased $14.5 billion, or 4.8%, compared to the second quarter of 2023, primarily due to ending AUM increasing $13.5 billion, or 4.4%, to $322.7 billion from June 30, 2023. The $13.5 billion increase in AUM resulted from market appreciation of $25.5 billion, offset by net outflows of $12.0 billion.
Our Retail channel second quarter average AUM of $308.0 billion increased $48.1 billion, or 18.5%, compared to the second quarter of 2023, primarily due to ending AUM increasing $49.8 billion, or 18.7%, to $316.4 billion from June 30, 2023. The $49.8 billion increase resulted from market appreciation of $40.0 billion and net inflows of $9.8 billion.
Our Private Wealth channel second quarter average AUM of $127.9 billion increased $14.5 billion, or 12.7%, compared to the second quarter of 2023, primarily due to ending AUM increasing $14.7 billion, or 12.7%, to $130.4 billion from June 30, 2023. The $14.7 billion increase resulted from market appreciation of $14.8 billion, offset by net outflows of $0.1 billion.
Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2024 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Income - Hedged (fixed income)
Absolute return	7.3%	(0.9)%	1.7%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	4.6	2.2	1.9
High Income (fixed income)
Absolute return	12.7	2.3	3.8
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index - Hedged)	0.2	0.7	0.6
Global Plus - Hedged (fixed income)
Absolute return	5.2	(1.5)	0.5
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	1.0	0.1	0.3
Intermediate Municipal Bonds (fixed income)
Absolute return	4.2	0.5	1.7
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.8	0.6	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	3.9	(2.5)	0.3
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.3	0.5	0.6
Emerging Market Debt (fixed income)
Absolute return	11.3	(2.5)	0.7
Relative return (vs. JPM EMBI Global/JPM EMBI)	2.9	—	0.4
Sustainable Global Thematic
Absolute return	10.6	0.8	11.4
Relative return (vs. MSCI ACWI Index)	(8.8)	(4.7)	0.7
International Strategic Core Equity
Absolute return	15.9	4.0	6.3
Relative return (vs. MSCI EAFE Index)	4.4	1.1	(0.1)
U.S. Small & Mid Cap Value
Absolute return	13.1	3.5	9.3
Relative return (vs. Russell 2500 Value Index)	1.9	1.3	1.3

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Large Cap Value
Absolute return	16.7	9.1	11.7
Relative return (vs. Russell 1000 Value Index)	3.7	3.6	2.7
U.S. Small Cap Growth
Absolute return	9.2	(7.1)	7.2
Relative return (vs. Russell 2000 Growth Index)	0.1	(2.3)	1.0
U.S. Large Cap Growth
Absolute return	32.3	9.4	17.9
Relative return (vs. Russell 1000 Growth Index)	(1.2)	(1.9)	(1.5)
U.S. Small & Mid Cap Growth
Absolute return	13.1	(4.7)	7.9
Relative return (vs. Russell 2500 Growth Index)	4.1	(0.6)	0.3
Concentrated U.S. Growth
Absolute return	15.7	3.2	11.6
Relative return (vs. S&P 500 Index)	(8.9)	(6.8)	(3.5)
Select U.S. Equity
Absolute return	26.0	10.8	15.7
Relative return (vs. S&P 500 Index)	1.4	0.8	0.6
Strategic Equities
Absolute return	25.9	9.3	14.5
Relative return (vs. Russell 3000 Index)	2.8	1.3	0.4
Global Core Equity
Absolute return	14.7	2.7	8.7
Relative return (vs. MSCI ACWI Index)	(4.6)	(2.8)	(2.0)
U.S. Strategic Core Equity
Absolute return	22.1	11.3	13.1
Relative return (vs. S&P 500 Index)	(2.4)	1.2	(2.0)
Select U.S. Equity Long/Short
Absolute return	18.1	7.4	10.5
Relative return (vs. S&P 500 Index)	(6.4)	(2.6)	(4.5)
Global Strategic Core Equity
Absolute return	23.0	11.6	12.3
Relative return (vs. S&P 500 Index)	0.7	2.3	(1.0)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,027,943	$1,008,456	$19,487	1.9%	$2,132,094	$2,032,547	$99,547	4.9%
Expenses	828,654	819,795	8,859	1.1	1,690,808	1,628,626	62,182	3.8
Operating income	199,289	188,661	10,628	5.6	441,286	403,921	37,365	9.3
Non-operating income	134,555	—	134,555	n/m	134,555	—	134,555	n/m
Pre-tax income	333,844	188,661	145,183	77.0%	575,841	403,921	171,920	42.6
Income taxes	20,092	9,901	10,191	102.9	36,134	21,243	14,891	70.1
Net income	313,752	$178,760	134,992	75.5	539,707	382,678	157,029	41.0
Net income of consolidated entities attributable to non-controlling interests	4,180	3,023	1,157	38.3	12,208	12,790	(582)	(4.6)
Net income attributable to AB Unitholders	$309,572	$175,737	$133,835	76.2	$527,499	$369,888	$157,611	42.6

Diluted net income per AB Unit	$1.07	$0.61	$0.46	75.4	$1.82	$1.28	$0.54	42.2

Distributions per AB Unit	$0.79	$0.68	$0.11	16.2%	$1.59	$1.42	$0.17	12.0%

Operating margin (1)	19.0%	18.4%			20.1%	19.2%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Index

Net income attributable to AB Unitholders for the three months ended June 30, 2024 increased $133.8 million, or 76.2%, from the three months ended June 30, 2023. The increase primarily is due to (in millions):

Higher gain on divestiture	$134.6
Higher base advisory fees	70.6
Higher distribution revenues	28.1
Higher performance-based fees	25.0
Higher other revenues	14.4
Lower employee compensation and benefits expense	4.8
Lower general and administrative expenses	4.2
Lower interest on borrowings	3.4
Lower Bernstein Services Research revenues (1)	(91.8)
Higher investment losses	(24.3)
Higher promotion and servicing expenses	(21.3)
Higher income taxes	(10.2)
Other	(3.7)
$133.8

Net income attributable to AB Unitholders for the six months ended June 30, 2024 increased $157.6 million, or 42.6%, from the six months ended June 30, 2023. The increase primarily is due to (in millions):

Higher gain on divestiture	$134.6
Higher base advisory fees	132.6
Higher distribution revenues	52.7
Higher performance-based fees	18.6
Higher other revenues	13.6
Lower general and administrative expenses	5.9
Lower Bernstein Services Research revenues (1)	(95.7)
Higher promotion and servicing expenses	(53.9)
Higher investment losses	(17.8)
Higher income taxes	(14.9)
Higher employee compensation and benefits expense	(13.9)
Lower net dividend and interest revenue	(4.4)
Other	0.2
$157.6

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2024 expired at the close of business on July 25, 2024. We may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

(1) On April 1, 2024 AB and SocGen, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the BRS business and contributed the business to the JVs. For further discussion, see Note 17 Divestiture to our condensed consolidated financial statements contained in Item 1 and Executive Overview in Item 2.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,027,943	$1,008,456	$2,132,094	$2,032,547
Adjustments:
Distribution-related adjustments:
Distribution revenues	(172,905)	(144,798)	(338,595)	(285,876)
Investment advisory services fees	(20,350)	(14,005)	(39,440)	(29,461)
Pass-through adjustments:
Investment advisory services fees	(11,488)	(11,046)	(27,001)	(20,809)
Other revenues	(20,447)	(8,096)	(29,208)	(17,438)
Impact of consolidated company-sponsored investment funds	(3,292)	(2,975)	(11,667)	(13,384)
Incentive compensation-related items	(1,521)	(4,905)	(4,067)	(10,349)
Equity loss on JVs	27,893	—	27,893	—
Adjusted net revenues	$825,833	$822,631	$1,710,009	$1,655,230

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating income, US GAAP basis	$199,289	$188,661	$441,286	$403,921
Adjustments:
Real estate	(206)	(206)	(412)	(412)
Incentive compensation-related items	751	1,103	1,846	2,711
EQH award compensation	291	215	506	406
Acquisition-related expenses	19,035	20,525	34,017	38,249
Equity loss on JVs	27,893	—	27,893	—
Total of non-GAAP adjustments before interest on borrowings	47,764	21,637	63,850	40,954
Interest on borrowings	11,313	14,672	28,683	28,385
Sub-total of non-GAAP adjustments	59,077	36,309	92,533	69,339
Less: Net income of consolidated entities attributable to non-controlling interests	4,180	3,023	12,208	12,790
Adjusted operating income	254,186	221,947	521,611	460,470

Non-Operating income, US GAAP basis	134,555	—	134,555	—
Less: Interest on borrowings	11,313	14,672	28,683	28,385
Less: Gain on divestiture	134,555	—	134,555	—
Adjusted non-operating (expense)	(11,313)	(14,672)	(28,683)	(28,385)

Adjusted pre-tax income	242,873	207,275	492,928	432,085
Less: Adjusted income taxes	14,621	10,882	30,906	22,728
Adjusted net income	$228,252	$196,393	$462,022	$409,357

Diluted net income per AB Unit, GAAP basis	$1.07	$0.61	$1.82	$1.28
Impact of non-GAAP adjustments	(0.28)	0.07	(0.23)	0.14
Adjusted diluted net income per AB Unit	$0.79	$0.68	$1.59	$1.42

Operating margin, GAAP basis	19.0%	18.4%	20.1%	19.2%
Impact of non-GAAP adjustments	11.8	8.6	10.4	8.6
Adjusted operating margin	30.8%	27.0%	30.5%	27.8%

Adjusted operating income for the three months ended June 30, 2024 increased $32.2 million, or 14.5%, from the three months ended June 30, 2023, primarily due to higher investment advisory base fees of $64.3 million, higher performance-based fees of $27.1 million, lower general and administrative expenses of $13.5 million, lower promotion and servicing expenses of $13.4 million, higher investment gains of $2.5 million and lower employee compensation and benefits expense of $2.4 million, partially offset by lower Bernstein Research Services revenue of $91.9 million due to the deconsolidation of the BRS1 business.

Adjusted operating income for the six months ended June 30, 2024 increased $61.1 million, or 13.3%, from the six months ended June 30, 2023, primarily due to higher investment advisory base fees of $120.8 million, higher performance-based fees of $20.6 million, lower general and administrative expenses of $17.5 million, lower promotion and servicing expenses of $8.4 million, higher investment gains of $7.5 million and higher other revenues of $2.3 million, partially offset by lower Bernstein Research Services revenue of $95.7 million due to the deconsolidation of the BRS1 business and higher employee compensation and benefits expense of $19.3 million.
1 On April 1, 2024 AB and SocGen, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the BRS business and contributed the business to the joint venture. For further discussion, see Note 17 Divestiture to our condensed consolidated financial statements contained in Item 1 and Executive Overview in Item 2.

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
We adjust investment advisory and services fees and other revenues for pass through costs, primarily related to our transfer agent and shareholder servicing fees. Additionally, we adjust for certain investment advisory and services fees passed through to our investment advisors. We also adjust for certain pass through costs associated with the transition of services to the JVs entered into with SocGen. These amounts are expensed by us and passed to the JVs for reimbursement. These fees do not affect operating income, as such, we exclude these fees from adjusted net revenues.
We adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such consolidated company-sponsored investment funds and AB's investment gains and losses on its investments in such consolidated company-sponsored investment funds that were eliminated in consolidation.
We also adjust net revenues to exclude our portion of the equity income or loss associated with our investment in the JVs. Effective April 1, 2024 following the close of the transaction with SocGen, we record all income or loss associated with the JVs as an equity method investment income (loss). As we no longer consider this activity part of our core business operations and our intent is to fully divest from both joint ventures, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted net revenues.
Adjusted net revenues exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. Also, we adjust for certain acquisition-related pass-through performance-based fees and performance related compensation.
Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) the equity compensation paid by EQH to certain AB executives, (4) acquisition-related expenses, (5) equity income (loss) on JVs (6) interest on borrowings and (7) the impact of consolidated company-sponsored investment funds.
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

Index
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
We also adjust operating income to exclude our portion of the equity income or loss associated with our investment in the JVs. Effective April 1, 2024 following the close of the transaction with SocGen, we record all income or loss associated with the JVs as an equity method investment income (loss). As we no longer consider this activity part of our core business operations and our intent is to fully divest from both joint ventures, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted operating income.
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

Adjusted Net Income and Adjusted Diluted Net Income per AB Unit

As previously discussed, our quarterly distribution is typically our adjusted diluted net income per unit (which is derived from adjusted net income) for the quarter multiplied by the number of general and limited partnership interests outstanding at the end of the quarter. Adjusted net income is derived from adjusted operating income less interest expense, gain on divestiture and adjusted income taxes. The gain on divestiture is not considered part of our core operating results and, accordingly has been excluded from our adjusted net income. Adjusted income taxes, used in calculating adjusted net income, are calculated using the GAAP effective tax rate adjusted for non-GAAP income tax adjustments.

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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$152,795	$151,683	$1,112	0.7%	$304,184	$307,049	$(2,865)	(0.9)%
Performance-based fees	5,927	6,410	(483)	(7.5)	11,749	25,213	(13,464)	(53.4)
	158,722	158,093	629	0.4	315,933	332,262	(16,329)	(4.9)
Retail:
Base fees	362,685	318,242	44,443	14.0	714,046	626,956	87,090	13.9
Performance-based fees	13,683	16	13,667	n/m	16,323	7	16,316	n/m
	376,368	318,258	58,110	18.3	730,369	626,963	103,406	16.5
Private Wealth:
Base fees	258,537	233,446	25,091	10.7	510,026	461,694	48,332	10.5
Performance-based fees	23,700	11,881	11,819	99.5	45,404	29,666	15,738	53.1
	282,237	245,327	36,910	15.0	555,430	491,360	64,070	13.0
Total:
Base fees	774,017	703,371	70,646	10.0	1,528,256	1,395,699	132,557	9.5
Performance-based fees	43,310	18,307	25,003	136.6	73,476	54,886	18,590	33.9
	817,327	721,678	95,649	13.3	1,601,732	1,450,585	151,147	10.4

Bernstein Research Services[2]	—	91,847	(91,847)	(100.0)	96,222	191,885	(95,663)	(49.9)
Distribution revenues	172,905	144,798	28,107	19.4	338,595	285,876	52,719	18.4
Dividend and interest income	43,986	50,193	(6,207)	(12.4)	88,501	100,872	(12,371)	(12.3)
Investment (losses) gains	(23,629)	670	(24,299)	n/m	(11,886)	5,934	(17,820)	n/m
Other revenues	39,167	24,719	14,448	58.4	64,460	50,865	13,595	26.7
Total revenues	1,049,756	1,033,905	15,851	1.5	2,177,624	2,086,017	91,607	4.4
Less: broker-dealer related interest expense	21,813	25,449	(3,636)	(14.3)	45,530	53,470	(7,940)	(14.8)
Net revenues	$1,027,943	$1,008,456	$19,487	1.9%	$2,132,094	$2,032,547	$99,547	4.9%

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a
2 On April 1, 2024 AB and SocGen, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the BRS business and contributed the business to the JVs. For further discussion, see Note 17 Divestiture to our condensed consolidated financial statements contained in Item 1 and Executive Overview in Item 2.

Index
particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively managed equity services, 10 to 65 basis points for actively-managed fixed income services and 1 to 65 basis points for passively managed services. Average basis points realized for other services could range from 3 basis points for certain Institutional third party managed services to over 190 basis points for certain Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 8.3%, 7.7% and 0.3% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.9% of our AUM).

For the three months ended June 30, 2024, our investment advisory and services fees increased by $95.6 million, or 13.3%, from the three months ended June 30, 2023, due to a $70.6 million, or 10.0%, increase in base fees and a $25.0 million, or 136.6%, increase in performance-based fees. The increase in base fees is primarily due to an 11.4% increase in average AUM. Performance-based fees increased primarily due to higher performance fees earned on our US Select Equity and Private Credit.

For the six months ended June 30, 2024, our investment advisory and services fees increased by $151.1 million, or 10.4%, from the six months ended June 30, 2023, due to a $132.6 million, or 9.5%, increase in base fees and a $18.6 million, or 33.9%, increase in performance-based fees. The increase in base fees is primarily due to an 10.9% increase in average AUM. Performance-based fees increased primarily due to higher performance fees earned on our US Select Equity and Private Credit, partially offset by lower performance fees earned on our Global Opportunistic Credit and International Small Cap.

Institutional base fees for the three months ended June 30, 2024 increased $1.1 million, or 0.7%, from the three months ended June 30, 2023, primarily due to a 4.8% increase in average AUM, partially offset by a lower portfolio fee rate. Retail base fees for the three months ended June 30, 2024 increased $44.4 million, or 14.0%, from the three months ended June 30, 2023, primarily due to a 18.5% increase in average AUM, partially offset by a lower portfolio fee rate. Private Wealth base fees for the three months ended June 30, 2024 increased $25.1 million, or 10.7%, from the three months ended June 30, 2023, primarily due to a 12.7% increase in average AUM.

Institutional base fees for the six months ended June 30, 2024 decreased $2.9 million, or 0.9%, from the six months ended June 30, 2023, primarily due to a lower portfolio fee rate, partially offset by a 4.5% increase in average AUM. Retail base fees for the six months ended June 30, 2024 increased $87.1 million, or 13.9%, from the six months ended June 30, 2023, primarily due to a 17.9% increase in average AUM, partially offset by a lower portfolio fee rate. Private Wealth base fees for the six

Index
months ended June 30, 2024 increased $48.3 million, or 10.5%, from the six months ended June 30, 2023, primarily due to a 12.6% increase in average AUM.

Bernstein Research Services

Effective April 1, 2024, AB has deconsolidated the BRS business. For further discussion, see Note 17 Divestiture to our condensed consolidated financial statements contained in Item 1 and Executive Overview in Item 2.
Prior to the deconsolidation of the BRS business, we earned revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensated us principally by directing us to execute brokerage transactions on their behalf, for which we earned commissions, and to a lesser extent, by paying us directly for research through commission sharing agreements or cash payments.
Revenues from Bernstein Research Services for the three months ended June 30, 2024 decreased by $91.8 million, or 100.0%, compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, Bernstein Research Services revenue decreased by $95.7 million, or 49.9%, compared to the six months ended June 30, 2023. The decrease for both the three and six months ended June 30, 2024 was driven by the deconsolidation of the BRS business.

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

Distribution revenues for the three months ended June 30, 2024 increased $28.1 million, or 19.4%, compared to the three months ended June 30, 2023, primarily due to the corresponding average AUM of these mutual funds increasing 17.0%. Distribution revenues for the six months ended June 30, 2024 increased $52.7 million, or 18.4%, compared to the six months ended June 30, 2023, primarily due to the corresponding average AUM of these mutual funds increasing 16.4%.

Dividend and Interest Income and Broker-Dealer Related Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Broker-dealer related interest expense principally reflects interest accrued on cash balances primarily related to our private wealth customers’ brokerage accounts.

For the three months ended June 30, 2024, dividend and interest income decreased $6.2 million, or 12.4%, compared to the three months ended June 30, 2023, primarily due to lower interest earned on customer margin balances and lower interest earned on U.S. Treasury Bills. Broker-dealer related interest expense for the three months ended June 30, 2024 decreased $3.6 million compared to the three months ended June 30, 2023, due to lower interest paid on cash balances in customers' brokerage accounts. For the six months ended June 30, 2024, dividend and interest income decreased $12.4 million, or 12.3%, compared to the six months ended June 30, 2023, primarily due to lower interest earned on customer margin balances and lower interest earned on U.S. Treasury Bills. Broker-dealer related interest expense for the six months ended June 30, 2024 decreased $7.9 million compared to the six months ended June 30, 2023, due to lower interest earned on cash balances in customers' brokerage accounts.

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

Index
Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$35	$5,906	$7,124	$6,561
Unrealized gains (losses)	415	(4,521)	(4,065)	(3,371)

Investments held by consolidated company-sponsored investment funds:
Realized (losses)	(260)	(12,338)	(1,676)	(17,920)
Unrealized gains	4,046	10,865	11,527	27,027

Seed capital investments:
Realized (losses):
Seed capital and other	(673)	(233)	(312)	(181)
Derivatives	(4,128)	(5,479)	(14,439)	(9,959)
Unrealized gains (losses):
Seed capital and other	1,968	2,252	9,944	5,903
Derivatives	2,556	4,645	8,011	(1,350)

Brokerage-related investments:
Realized gains (losses)	176	(267)	(304)	(466)
Unrealized gains (losses)	129	(160)	197	(310)

Equity investment in JVs:
Equity (loss)	(27,893)	—	(27,893)	—
	$(23,629)	$670	$(11,886)	$5,934

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended June 30, 2024 increased $14.4 million, or 58.4%, compared to the three months ended June 30, 2023, primarily due to certain reimbursements for services provided to the JVs. Other revenues for the six months ended June 30, 2024 increased $13.6 million, or 26.7%, compared to the six months ended June 30, 2023, primarily due to certain reimbursements for services provided to the JVs.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$423,324	$428,079	$(4,755)	(1.1)%	$876,096	$862,242	$13,854	1.6%
Promotion and servicing:
Distribution-related payments	179,908	150,038	29,870	19.9	352,890	298,419	54,471	18.3
Amortization of deferred sales commissions	13,348	8,767	4,581	52.3	25,147	16,921	8,226	48.6
Trade execution, marketing, T&E and other	40,940	54,138	(13,198)	(24.4)	95,931	104,768	(8,837)	(8.4)
	234,196	212,943	21,253	10.0	473,968	420,108	53,860	12.8
General and administrative	145,732	149,935	(4,203)	(2.8)	283,642	289,588	(5,946)	(2.1)
Contingent payment arrangements	2,558	2,443	115	4.7	5,116	4,887	229	4.7
Interest on borrowings	11,313	14,672	(3,359)	(22.9)	28,683	28,385	298	1.0
Amortization of intangible assets	11,531	11,723	(192)	(1.6)	23,303	23,416	(113)	(0.5)
Total	$828,654	$819,795	$8,859	1.1%	$1,690,808	$1,628,626	$62,182	3.8%

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 41.2% and 42.4% for the three months ended June 30, 2024 and 2023, respectively. Compensation expense as a percentage of net revenues was 41.1% and 42.4% for the six months ended June 30, 2024 and 2023, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted annual net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.1% of adjusted net revenues for both the three and six months ended June 30, 2024 respectively, and 1.0% of adjusted net revenues for both the three and six months ended June 30, 2023, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of

Index
adjusted net revenues was 49.0% for the three and six months ended June 30, 2024 and 49.5% for the three and six months ended June 30, 2023, respectively.

For the three months ended June 30, 2024, employee compensation and benefits expense decreased $4.8 million, or 1.1%, compared to the three months ended June 30, 2023, primarily due to lower base compensation of $27.5 million and lower fringe expense of $2.8 million, partially offset by higher incentive compensation of $18.9 million and higher commissions of $5.6 million. For the six months ended June 30, 2024, employee compensation and benefits expense increased $13.9 million, or 1.6%, compared to the six months ended June 30, 2023, primarily due to higher incentive compensation of $35.2 million and commissions of $5.8 million, partially offset by lower base compensation of $28.7 million.

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

Promotion and servicing expenses increased $21.3 million, or 10.0%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to higher distribution-related payments of $29.9 million, higher amortization of deferred sales commissions of $4.6 million and higher transfer fees of $3.4 million, partially offset by lower trade execution and clearance expenses of $15.3 million. Promotion and servicing expenses increased $53.9 million, or 12.8%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to higher distribution-related payments of $54.5 million, higher amortization of deferred sales commissions of $8.2 million and higher transfer fees of $6.1 million, partially offset by lower trade execution and clearance expenses of $16.1 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.2% and 14.9% for the three months ended June 30, 2024 and 2023, respectively. General and administrative expenses decreased $4.2 million, or 2.8%, during the three months ended June 30, 2024 compared to the corresponding period in 2023, primarily due to prior year valuation adjustments related to the classification of Bernstein Research Services as held for sale of $1.9 million, lower technology expense of $1.5 million and a favorable foreign exchange impact of $1.3 million, partially offset by higher office-related expense of $3.4 million and higher professional fees of $1.2 million.

General and administrative expenses as a percentage of net revenues were 13.3% and 14.2% for the six months ended June 30, 2024 and 2023, respectively. General and administrative expenses decreased $5.9 million, or 2.1%, during the six months ended June 30, 2024 compared to the corresponding period in 2023, primarily due to the recognition of a $20.8 million government incentive grant received in connection with our headquarters relocation to Nashville, Tennessee and prior year valuation adjustments related to the classification of Bernstein Research Services as held for sale of $4.7 million, partially offset by higher office-related expense of $10.4 million, higher other taxes of $5.2 million, higher portfolio servicing expense of $3.0 million and higher professional fees expense of $2.1 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in current and previous periods, as well as accretion expense of these liabilities. During the three months ended June 30, 2024 and 2023, we recognized $2.6 million and $2.4 million in accretion expense related to our contingent considerations payable. During the six months ended June 30, 2024 and 2023, we recognized $5.1 million and $4.9 million in accretion expense related to our contingent considerations payable.

During the six months ended June 30, 2024 we made payments of approximately $2.6 million in contingent consideration related to various smaller acquisitions.

There were no changes in our estimates during the first six months ended June 30, 2023.

Index
Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended June 30, 2024 interest on borrowings decreased $3.4 million compared to the three months ended June 30, 2023. The decrease was primarily due to lower weighted average borrowings, partially offset by higher weighted average interest rates. For the six months ended June 30, 2024 interest on borrowings increased $0.3 million compared to the six months ended June 30, 2023. The increase was primarily due to higher weighted average interest rates, partially offset by lower weighted average borrowings.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $0.2 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Amortization of intangible assets decreased $0.1 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. During the six months ended June 30, 2024 we wrote off approximately $1.5 million of intangible assets associated with a 2022 acquisition. We did not have any adjustments to our intangible assets during the six months ended June 30, 2023.

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

Income tax expense for the three months ended June 30, 2024 increased $10.2 million, or 102.9%, compared to the three months ended June 30, 2023. Income tax expense for the six months ended June 30, 2024 increased $14.9 million, or 70.1%, compared to the six months ended June 30, 2023. The increase was primarily due to higher foreign income in jurisdictions that carry a higher tax rate. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and six months ended June 30, 2024.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the six months ended June 30, 2024, we had $12.2 million of net income of consolidated entities attributable to non-controlling interests compared to net income of $12.8 million for the six months ended June 30, 2023. Period-to-period fluctuations result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first six months of 2024, net cash provided by operating activities was $945.9 million compared to $722.3 million during the corresponding 2023 period. The change is primarily due to higher earnings of $92.2 million (after non-cash reconciling items), an increase in accounts payable and accrued liabilities of $79.9 million, an increase in broker-dealer payables (net of receivable and segregated U.S. Treasury bills) of $62.6 million and an increase in accrued compensation and benefits of $27.6 million, partially offset by the net activity of our consolidated company-sponsored investment funds of $44.4 million and an increase in deferred sales commissions of $32.6 million.

Index
During the first six months of 2024, net cash used in investing activities was $50.7 million, compared to $17.0 million during the corresponding 2023 period. The change is primarily due to cash used related to the divestiture of the BRS business of $40.2 million. The cash used in the divestiture included $304.0 million in cash proceeds received from SocGen offset by $338.2 million in cash contributed from the transferring balance sheet and $6.0 million in direct costs to sell. In addition, there was an increase in debt repayment from equity method investments of $86.2 million offset by capital contributions to equity method investments of $39.4 million and higher purchases of furniture, equipment and leasehold improvements of $41.6 million.

During the first six months of 2024, net cash used in financing activities was $1.2 billion, compared to $0.8 billion during the corresponding 2023 period. The change is primarily due to higher repayments of debt of $414.3 million, higher cash distributions to Unitholders of $45.9 million and higher net purchases of AB Holding Units to fund long-term incentive compensation plans of $15.1 million, partially offset by lower net purchases of non-controlling interests of consolidated company-sponsored investment funds of $82.5 million.

As of June 30, 2024, AB had $$875.2 billion of cash and cash equivalents (including cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $483.7 million.

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

Index
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

Index

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the second quarter of 2024 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/24 - 4/30/24	—	$—	—	—
5/1/24 - 5/31/24	—	—	—	—
6/1/24 - 6/30/24(1)	4,600	33.56	—	—
Total	4,600	$33.56	—	—

(1)During the second quarter of 2024, AB purchased 4,600 AB Units in private transactions and retired them.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the second quarter of 2024.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 26, 2024	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Jackie Marks
Jackie Marks
Chief Financial Officer

		By:	/s/ Thomas Simeone
Thomas Simeone
Controller & Chief Accounting Officer