Form 10-Q
period 2024-09-30
ALLIANCEBERNSTEIN L.P.
filed 2024-10-24
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of units of limited partnership interest outstanding as of September 30, 2024 was 285,586,728.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$665,465	$1,000,103
Cash and securities segregated, at fair value (cost: $542,166 and $859,448)	546,769	867,680
Receivables, net:
Brokers and dealers	48,933	53,144
Brokerage clients	1,411,383	1,314,656
AB funds fees	373,691	343,334
Other fees	131,171	125,500
Investments:
Joint ventures	287,829	—
Other	245,755	243,554
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	5,813	7,739
Investments	267,029	397,174
Other assets	4,735	25,299
Furniture, equipment and leasehold improvements, net	239,499	176,348
Goodwill	3,598,591	3,598,591
Intangible assets, net	228,973	264,555
Deferred sales commissions, net	157,864	87,374
Right-of-use assets	467,045	323,766
Assets held for sale	—	564,776
Other assets	251,629	216,213
Total assets	$8,932,174	$9,609,806

Index

	September 30, 2024	December 31, 2023

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$186,480	$259,175
Brokerage clients	1,795,116	2,200,835
AB mutual funds	762	644
Contingent consideration liability	129,219	252,690
Accounts payable and accrued expenses	305,630	172,163
Lease liabilities	537,856	369,017
Liabilities of consolidated company-sponsored investment funds	4,933	12,537
Accrued compensation and benefits	756,827	372,305
Debt	500,000	1,154,316
Liabilities held for sale	—	153,342
Total liabilities	4,216,823	4,947,024
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	127,217	209,420

Capital:
General Partner	46,645	45,388
Limited partners: 285,586,728 and 286,609,212 units issued and outstanding	4,714,973	4,590,619
Receivables from affiliates	(3,492)	(4,490)
AB Holding Units held for long-term incentive compensation plans	(84,913)	(76,363)
Accumulated other comprehensive (loss)	(88,812)	(106,364)
Partners’ capital attributable to AB Unitholders	4,584,401	4,448,790
Non-redeemable non-controlling interests in consolidated entities	3,733	4,572
Total capital	4,588,134	4,453,362
Total liabilities, non-controlling interest and capital	$8,932,174	$9,609,806

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Investment advisory and services fees	$842,386	$748,951	$2,444,118	$2,199,536
Bernstein research services	—	93,875	96,222	285,760
Distribution revenues	189,216	149,049	527,811	434,925
Dividend and interest income	38,940	49,889	127,441	150,761
Investment (losses)	(3,512)	(6,694)	(15,398)	(760)
Other revenues	39,673	24,484	104,133	75,349
Total revenues	1,106,703	1,059,554	3,284,327	3,145,571
Less: Broker-dealer related interest expense	21,214	27,498	66,744	80,968
Net revenues	1,085,489	1,032,056	3,217,583	3,064,603

Expenses:
Employee compensation and benefits	424,893	453,619	1,300,989	1,315,861
Promotion and servicing:
Distribution-related payments	192,230	155,620	545,120	454,039
Amortization of deferred sales commissions	15,005	9,585	40,152	26,506
Trade execution, marketing, T&E and other	38,312	52,289	134,243	157,057
General and administrative	155,808	145,388	439,450	434,976
Contingent payment arrangements	(125,947)	15,364	(120,831)	20,251
Interest on borrowings	8,456	13,209	37,139	41,594
Amortization of intangible assets	11,451	11,732	34,754	35,148
Total expenses	720,208	856,806	2,411,016	2,485,432

Operating income	365,281	175,250	806,567	579,171

Gain on divestiture	—	—	134,555	—
Non-operating income	—	—	134,555	—

Pre-tax income	365,281	175,250	941,122	579,171

Income taxes	14,255	10,010	50,389	31,253

Net income	351,026	165,240	890,733	547,918

Net income of consolidated entities attributable to non-controlling interests	5,054	(2,164)	17,262	10,626

Net income attributable to AB Unitholders	$345,972	$167,404	$873,471	$537,292

Net income per AB Unit:
Basic	$1.20	$0.58	$3.02	$1.86
Diluted	$1.20	$0.58	$3.02	$1.86

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$351,026	$165,240	$890,733	$547,918
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax:	18,677	(15,627)	6,789	(4,971)
Less: reclassification adjustment for (losses) in net income upon liquidation	—	—	(10,197)	—
Foreign currency translation adjustments, before tax	18,677	(15,627)	16,986	(4,971)
Income tax (expense)	(163)	(274)	(108)	(211)
Foreign currency translation adjustments, net of tax	18,514	(15,901)	16,878	(5,182)
Changes in employee benefit related items:
Amortization of prior service cost	6	6	18	18
Recognized actuarial gain	105	298	664	894
Changes in employee benefit related items	111	304	682	912
Income tax (expense)	(1)	(1)	(8)	(5)
Employee benefit related items, net of tax	110	303	674	907
Other comprehensive income (loss)	18,624	(15,598)	17,552	(4,275)
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	5,054	(2,164)	17,262	10,626
Comprehensive income attributable to AB Unitholders	$364,596	$151,806	$891,023	$533,017

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General Partner’s Capital
Balance, beginning of period	$45,880	$45,233	$45,388	$45,985
Net income	3,460	1,674	8,735	5,373
Cash distributions to General Partner	(2,285)	(1,962)	(7,101)	(6,319)
Long-term incentive compensation plans activity	27	31	83	34
(Retirement) of AB Units, net	(437)	(549)	(460)	(646)
Balance, end of period	46,645	44,427	46,645	44,427
Limited Partners' Capital
Balance, beginning of period	4,639,147	4,573,989	4,590,619	4,648,113
Net income	342,512	165,730	864,736	531,919
Cash distributions to Unitholders	(226,031)	(193,614)	(702,324)	(624,470)
Long-term incentive compensation plans activity	2,759	3,025	8,256	3,352
(Retirement) of AB Units, net	(43,414)	(54,308)	(46,314)	(64,092)
Balance, end of period	4,714,973	4,494,822	4,714,973	4,494,822
Receivables from Affiliates
Balance, beginning of period	(3,822)	(5,148)	(4,490)	(4,270)
Long-term incentive compensation awards expense	291	142	797	548
Capital contributions from (to) AB Holding	39	(234)	201	(1,518)
Balance, end of period	(3,492)	(5,240)	(3,492)	(5,240)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(92,612)	(89,343)	(76,363)	(95,318)
Purchases of AB Holding Units to fund long-term compensation plans, net	(39,342)	(52,175)	(73,131)	(70,837)
Retirement of AB Units, net	43,751	54,851	47,378	65,607
Long-term incentive compensation awards expense	6,266	3,600	26,645	18,561
Re-valuation of AB Holding Units held in rabbi trust	(2,976)	(3,291)	(9,442)	(4,371)
Balance, end of period	(84,913)	(86,358)	(84,913)	(86,358)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(107,436)	(118,154)	(106,364)	(129,477)
Foreign currency translation adjustment, net of tax	18,514	(15,901)	16,878	(5,182)
Changes in employee benefit related items, net of tax	110	303	674	907
Balance, end of period	(88,812)	(133,752)	(88,812)	(133,752)
Total Partners' Capital attributable to AB Unitholders	4,584,401	4,313,899	4,584,401	4,313,899
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	3,540	10,385	4,572	12,607
Net income	195	108	1,763	623
Distributions (to) from non-controlling interests, net	(1)	139	(2,696)	(2,334)
Adjustment	—	—	—	(264)
Contributions (to) from non-controlling interest	(1)	—	94	—
Balance, end of period	3,733	10,632	3,733	10,632
Total Capital	$4,588,134	$4,324,531	$4,588,134	$4,324,531
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income	$890,733	$547,918

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	40,152	26,506
Non-cash long-term incentive compensation expense	27,442	19,109
Depreciation and other amortization	69,673	68,868
Unrealized (gains) losses on investments	(13,901)	3,892
Equity in earnings of equity method investments	35,443	—
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(20,900)	(22,413)
(Gain) on divestiture	(134,555)	—
Non-cash lease expense	90,913	76,745
Remeasurement of contingent payment arrangements	(128,505)	13,115
Other, net	16,963	18,102
Changes in assets and liabilities:
Decrease in securities, segregated	320,911	594,497
(Increase) decrease in receivables	(61,177)	332,161
Decrease (increase) in investments	18,880	(24,726)
Decrease in investments of consolidated company-sponsored investment funds	151,045	219,144
(Increase) in deferred sales commissions	(110,642)	(47,442)
Decrease (increase) in other assets	26,187	(53,776)
Decrease in other assets of consolidated company-sponsored investment funds	20,564	29,990
(Decrease) in other liabilities of consolidated company-sponsored investment funds	(7,604)	(41,228)
(Decrease) in payables	(504,165)	(1,253,296)
Increase (decrease) in accounts payable and accrued expenses	79,860	(2,656)
Increase in accrued compensation and benefits	394,899	366,485
Cash payments to relieve operating lease liabilities	(62,165)	(80,678)
Net cash provided by operating activities	1,140,051	790,317
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(99,930)	(21,399)
Divestiture of business (includes $304.0 million in cash proceeds)	(40,196)	—
Capital contribution to equity method investments	(39,401)	—
Debt repayment from equity method investments	86,200	—
Net cash contribution (to) affiliates	(902)	(2,499)

Index

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) investing activities	(94,229)	(23,898)

Cash flows from financing activities:
(Repayment of) debt, net	(654,316)	(90,000)
(Decrease) in overdrafts payable	(2)	—
Distributions to General Partner and Unitholders	(709,424)	(630,789)
(Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	(99,465)	(196,348)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(73,131)	(70,837)
Other, net	(7,011)	(3,523)
Net cash (used in) financing activities	(1,543,349)	(991,497)

Effect of exchange rate changes on cash and cash equivalents	7,916	(2,240)

Net (decrease) in cash and cash equivalents	(489,611)	(227,318)
Cash and cash equivalents as of beginning of the period	1,160,889	1,309,017
Cash and cash equivalents as of end of the period	$671,278	$1,081,699

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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

Index
Organization

As of September 30, 2024, EQH owned approximately 4.0% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of September 30, 2024, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	60.0%
AB Holding	39.3
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.6% economic interest in AB as of September 30, 2024.

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

Index
2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

During the three and nine months ended September 30, 2024, there have been no recently adopted accounting pronouncements.

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

On April 1, 2024, we deconsolidated our Bernstein Research Services ("BRS") business and contributed the BRS business to the JVs. We have recorded our subsequent investment in each of the JVs under the equity method of accounting under ASC 323 Investments – Equity Method and Joint Ventures, as we retained the ability to exercise significant influence over the operating and financial policies of the JVs but did not retain a controlling interest. Our investments in companies over which we have the ability to exercise significant influence are accounted for under the equity method and are recorded at cost plus our share of earnings and losses. As of September 30, 2024, we owned 66.7% of the NA JV and 49.0% of the joint venture outside of North America and our combined carrying value in the two investments was $287.8 million. The structure of the Board of Directors of the NA JV, which includes two independent directors, in addition to four directors from AB and three directors from SocGen, precludes AB’s control of the Board thereby permitting deconsolidation of the BRS business.

In addition, we periodically assess our investments in our joint ventures for impairment if certain events or changes in circumstances occur including, but not limited to, ongoing operating losses, projected decreases in earnings or a significant business disruption. The significant assumptions used to estimate fair value include revenue growth and profitability, capital spending and a discount rate. By their nature, these assumptions and projections are uncertain. If we were to determine the current fair value of our investment was less than the carrying value of the investment, and we determined the shortfall was other than temporary, we would recognize an impairment to the investment in the amount by which the carrying value exceeds its fair value. For further discussion, see Note 17 – Divestiture.

Reclassification

During the third quarter of 2024, amounts previously presented on the condensed consolidated statement of cash flow as "other assets and liabilities of company-sponsored investment funds, net" are now presented as "other assets of company- sponsored investment funds" and "other liabilities of company-sponsored investment funds". Prior period amounts previously presented as such have been reclassified to conform to the current periods presentation.

During the second quarter of 2024, amounts previously presented on the condensed consolidated statement of financial condition as "long-term incentive compensation-related" investments are now presented as "other" investments. Prior period amounts previously presented as such have been reclassified to conform to the current periods presentation.

Index
3. Revenue Recognition

Revenues for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$813,623	$720,969	$2,341,879	$2,116,668
Performance-based fees	28,763	27,982	102,239	82,868
Bernstein research services(1)	—	93,875	96,222	285,760
Distribution revenues
All-in-management fees	87,396	72,240	247,500	211,877
12b-1 fees	17,128	16,388	50,302	47,321
Other distribution fees	84,692	60,421	230,009	175,727
Other revenues
Shareholder servicing fees	22,624	21,539	66,643	62,633
Other	3,473	2,861	10,930	12,354
	1,057,699	1,016,275	3,145,724	2,995,208
Not subject to contracts with customers:
Dividend and interest income, net of broker-dealer related interest expense	17,726	22,391	60,697	69,793
Investment (losses)	(3,512)	(6,694)	(15,398)	(760)
Other revenues	13,576	84	26,560	362
	27,790	15,781	71,859	69,395
Total net revenues	$1,085,489	$1,032,056	$3,217,583	$3,064,603

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

Index
Repurchases of AB Holding Units for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Total amount of AB Holding Units Purchased (1)	1.1	1.8	2.1	2.3
Total Cash Paid for AB Holding Units Purchased (1)	$38.6	$56.9	$71.7	$75.7
Open Market Purchases of AB Holding Units Purchased (1)	1.1	1.8	1.8	1.8
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$38.6	$56.9	$60.1	$56.9
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2024 expired at the close of business on October 23, 2024. We may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first nine months of 2024 and 2023, we awarded to employees and Eligible Directors 1.2 million and 0.4 million restricted AB Holding Unit awards, respectively. We use AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$345,972	$167,404	$873,471	$537,292

Weighted average limited partnership units outstanding – basic	286,196	285,360	286,752	285,584
Weighted average limited partnership units outstanding – diluted	286,196	285,360	286,752	285,584
Basic net income per AB Unit	$1.20	$0.58	$3.02	$1.86
Diluted net income per AB Unit	$1.20	$0.58	$3.02	$1.86
There were no anti-dilutive options excluded from diluted net income in the three and nine months ended September 30, 2024 or 2023.

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

On October 24, 2024, the General Partner declared a distribution of $0.85 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2024. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on November 21, 2024 to holders of record on November 4, 2024.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2024 and December 31, 2023, $0.5 billion and $0.9 billion of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	September 30, 2024	December 31, 2023
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$26,956	$18,882
Seed capital	171,850	128,771
Equities	73	—
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	10,328	21,151
Seed capital	18,736	57,624
Investment in joint ventures	287,829	—
Time deposits	6,320	6,517
Other	11,492	10,609
Total investments	$533,584	$243,554

Total investments related to long-term incentive compensation obligations of $37.3 million and $40.0 million as of September 30, 2024 and December 31, 2023, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

Index

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of September 30, 2024 and December 31, 2023, our total seed capital investments were $335.6 million and $394.2 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

On April 1, 2024, we deconsolidated our BRS business and contributed the business to the JVs. We record our subsequent investment in the JVs under the equity method of accounting and our investment in joint ventures includes our investments in these JVs (for further discussion, see Note 2 Significant Accounting Policies and Note 17 Divestitures).

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net gains (losses) recognized during the period	$8,321	$(4,991)	$20,365	$3,456
Less: net gains recognized during the period on equity securities sold during the period	318	754	6,345	6,603
Unrealized gains (losses) recognized during the period on equity securities held	$8,003	$(5,745)	$14,020	$(3,147)

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

Index
The notional value and fair value as of September 30, 2024 and December 31, 2023 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
September 30, 2024:
Exchange-traded futures	$157,146	$106	$3,004
Currency forwards	26,905	5,208	5,430
Interest rate swaps	23,936	215	1,113
Credit default swaps	203,910	7,235	6,114
Total return swaps	211,368	274	1,931
Option swaps	50,025	—	316
Total derivatives	$673,290	$13,038	$17,908

December 31, 2023:
Exchange-traded futures	$116,344	$1	$3,511
Currency forwards	34,440	4,951	5,597
Interest rate swaps	11,345	294	349
Credit default swaps	139,607	9,265	4,197
Total return swaps	95,021	6	4,391
Option swaps	50,232	1	135
Total derivatives	$446,989	$14,518	$18,180

As of September 30, 2024 and December 31, 2023, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments (excluding our options desk trading activities discussed below) for the three and nine months ended September 30, 2024 and 2023 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Exchange-traded futures	$(5,443)	$4,622	$(7,893)	$2,022
Currency forwards	(460)	594	(105)	557
Interest rate swaps	(1,298)	93	(873)	144
Credit default swaps	(920)	(272)	(1,840)	(4,513)
Total return swaps	(5,295)	2,858	(9,233)	(843)
Option swaps	(1,869)	1,041	(1,921)	214
Net (losses) gains on derivative instruments	$(15,285)	$8,936	$(21,865)	$(2,419)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2024 and December 31, 2023, we held $7.8 million and $5.7 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of September 30, 2024 and December 31, 2023, we delivered $7.1 million and $7.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

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

Offsetting of assets as of September 30, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2024:
Securities borrowed	$19,713	$—	$19,713	$(19,679)	$—	$34
Derivatives	$13,038	$—	$13,038	$—	$(7,812)	$5,226
December 31, 2023:
Securities borrowed	$23,229	$—	$23,229	$(23,229)	$—	$—
Derivatives	$14,518	$—	$14,518	$—	$(5,691)	$8,827

Index
Offsetting of liabilities as of September 30, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2024:
Derivatives	$17,908	$—	$17,908	$—	$(7,072)	$10,836
December 31, 2023:
Securities loaned	$125,101	$—	$125,101	$(122,369)	$—	$2,732
Derivatives	$18,180	$—	$18,180	$—	$(7,795)	$10,385

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

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of September 30, 2024 and December 31, 2023 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Total
September 30, 2024:
Money markets	$148,676	$—	$—	$—	$148,676
Securities segregated (U.S. Treasury Bills)	—	545,928	—	—	545,928
Derivatives	106	12,932	—	—	13,038
Equity securities	192,789	5,921	138	31	198,879
Other investments	8,807	—	—	—	8,807
Total assets measured at fair value	$350,378	$564,781	$138	$31	$915,328

Derivatives	$3,004	$14,904	$—	$—	$17,908
Contingent payment arrangements	—	—	129,219	—	129,219
Total liabilities measured at fair value	$3,004	$14,904	$129,219	$—	$147,127

December 31, 2023:
Money markets	$146,906	$—	$—	$—	$146,906
Securities segregated (U.S. Treasury Bills)	—	867,679	—	—	867,679
Derivatives	1	14,517	—	—	14,518
Equity securities	113,833	32,104	118	1,598	147,653
Other investments	7,870	—	—	—	7,870
Total assets measured at fair value	$268,610	$914,300	$118	$1,598	$1,184,626

Derivatives	$3,511	$14,669	$—	$—	$18,180
Contingent payment arrangements	—	—	252,690	—	252,690
Total liabilities measured at fair value	$3,511	$14,669	$252,690	$—	$270,870

(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.

Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($8.8 million and $7.9 million as of September 30, 2024 and December 31, 2023, respectively).

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
During the nine months ended September 30, 2024 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance as of beginning of period	$116	$121	$118	$129
Unrealized gains (losses), net	22	1	20	(7)
Balance as of end of period	$138	$122	$138	$122

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance as of beginning of period	$255,166	$249,854	$252,690	$247,309
Accretion	2,558	2,249	7,674	7,136
Change in estimate (1)	(128,505)	13,115	(128,505)	13,115
Payments	—	—	(2,640)	(792)
Held for sale reclassification	—	(13,696)	—	(15,246)
Balance as of end of period	$129,219	$251,522	$129,219	$251,522

In the third quarter of 2022 we acquired CarVal which included a contingent consideration liability ranging from zero to $650.0 million and is based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. The fair value of the contingent liability is remeasured each reporting period. As of September 30, 2024, we remeasured the contingent liability and recorded a gain reflected within contingent payment arrangements in the condensed consolidated statements of income of $128.5 million. The fair value of the contingent consideration is remeasured using forecasted future cash flows using the Real Options valuation methodology. The most significant assumptions used to remeasure the liability were expected revenue growth rates and discount rates.

As of September 30, 2024, including the CarVal contingent remeasurement, the expected revenue growth rates ranged from (2.2)% to 29.3%, with a weighted average of 8.6%, calculated using cumulative revenues and range of revenue growth rates. The discount rates range from 1.9% to 10.4%, with a weighted average of 5.1%, calculated using total contingent liabilities and range of discount rates. As of September 30, 2023, the expected revenue growth rates ranged from 2.0% to 83.9%, with a weighted average of 10.3%, calculated using cumulative revenues and a range of revenue growth rates. The discount rates ranged from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates.

Index
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2024 or during the year ended December 31, 2023.

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

Guarantees

Effective April 1, 2024 AB and SocGen completed their previously announced transaction to form the JVs. At the time of closing, Bernstein Institutional Services LLC (“BIS”), the U.S. broker-dealer subsidiary of the NA JV, entered into a credit facility agreement with SocGen, as lender, providing for up to $60.0 million of working capital. As a condition of the credit facility and until SocGen’s ownership exceeds 50% of NA JV, AB will provide a limited guarantee under which AB will guarantee up to its percentage ownership, currently 66.7%, of any unpaid obligations of BIS. As of September 30, 2024, there were no unpaid obligations under this facility requiring a guarantee by AB.

In addition, in connection with the close of the transaction, AB will indemnify SG Canada for certain obligations and liabilities in relation to SCB Canada until such time as SocGen exceeds 50% ownership of NA JV (the “Canadian Regulatory Guarantee”). Under the terms of the Canadian Regulatory Guarantee, SG Canada must guarantee the customer liabilities of SCB Canada to the full extent of its regulatory capital which fluctuates based upon business activity. AB has agreed to indemnify SG Canada for 66.7% of any amounts paid by SG Canada under the Canadian Regulatory Guarantee. As of September 30, 2024, there were no unpaid obligations requiring a guarantee by AB.

13.     Leases

We lease office space, furniture and office equipment under various operating and financing leases. Our current leases have initial lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

Index
Leases included in the condensed consolidated statement of financial condition as of September 30, 2024 and December 31, 2023 were as follows:

	Classification	September 30, 2024	December 31, 2023
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$458,785	$312,588
Operating lease liabilities	Lease liabilities	529,513	357,623

Finance Leases
Property and equipment, gross	Right-of-use assets	18,503	18,975
Amortization of right-of-use assets	Right-of-use assets	(10,243)	(7,797)
Property and equipment, net		8,260	11,178
Finance lease liabilities	Lease liabilities	8,343	11,394
The components of lease expense included in the condensed consolidated statement of income as of September 30, 2024 and September 30, 2023 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2024	2023	2024	2023
		(in thousands)
Operating lease cost	General and administrative	$32,154	$23,611	$87,674	$70,895
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,141	1,248	3,240	3,527
Interest on lease liabilities	Interest expense	85	96	245	249
Total finance lease cost		1,226	1,344	3,485	3,776
Variable lease cost (1)	General and administrative	12,563	9,445	32,453	25,744
Sublease income	General and administrative	(7,938)	(8,300)	(24,407)	(25,301)
Net lease cost		$38,005	$26,100	$99,205	$75,114
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

Index
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2024 (excluding the nine months ended September 30, 2024)	$24,944	$958	$25,902
2025	63,080	4,056	67,136
2026	61,726	2,623	64,349
2027	58,975	926	59,901
2028	52,564	142	52,706
Thereafter	465,098	—	465,098
Total lease payments	726,387	8,705	735,092
Less interest	(196,874)	(362)
Present value of lease liabilities	$529,513	$8,343
We have signed a lease that commenced during the first quarter of 2024, relating to approximately 166,000 square feet of space in New York City. During the three months ended September 30, 2024, due to our early exit from our previous New York office location, we recorded approximately $12.3 million of expense in general and administrative expense in the condensed consolidated statements of income.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	13.25
Finance leases	2.37
Weighted average discount rate:
Operating leases	4.4%
Finance leases	3.4%
Supplemental non-cash activity related to leases was as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	214,349	32,867
Finance leases	—	3,516
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

Index
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	September 30, 2024			December 31, 2023
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$5,765	$48	$5,813	$7,572	$167	$7,739
Investments	211,994	55,035	267,029	286,619	110,555	397,174
Other assets	3,041	1,694	4,735	15,010	10,289	25,299
Total assets	$220,800	$56,777	$277,577	$309,201	$121,011	$430,212

Liabilities	$3,631	$1,302	$4,933	$9,699	$2,838	$12,537
Redeemable non-controlling interest	120,840	6,377	127,217	202,882	6,538	209,420
Partners' capital attributable to AB Unitholders	96,329	49,098	145,427	96,620	111,635	208,255
Total liabilities, redeemable non-controlling interest and partners' capital	$220,800	$56,777	$277,577	$309,201	$121,011	$430,212
During the nine-month period ended September 30, 2024, we deconsolidated six funds in which we had a seed investment of approximately $77.7 million as of December 31, 2023, due to no longer having a controlling financial interest.

Changes in the redeemable non-controlling interest balance during the nine-month period ended September 30, 2024 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2023	$209,420
Deconsolidated funds	(121,575)
Changes in third-party seed investments in consolidated funds	39,372
Redeemable non-controlling interest as of September 30, 2024	$127,217

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of September 30, 2024 and December 31, 2023 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2024:
Investments - VIEs	$16,337	$195,564	$93	$211,994
Investments - VOEs	458	54,577	—	55,035
Derivatives - VIEs	153	118	—	271
Total assets measured at fair value	$16,948	$250,259	$93	$267,300

Derivatives - VIEs	74	340	—	414
Total liabilities measured at fair value	$74	$340	$—	$414

December 31, 2023:
Investments - VIEs	$49,455	$237,164	$—	$286,619
Investments - VOEs	9,036	101,519	—	110,555
Derivatives - VIEs	2,139	2,763	—	4,902
Derivatives - VOEs	—	8,775	—	8,775
Total assets measured at fair value	$60,630	$350,221	$—	$410,851

Derivatives - VIEs	$944	$1,587	$—	$2,531
Total liabilities measured at fair value	$944	$1,587	$—	$2,531

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance as of beginning of period	$—	$—	$—	$—
Transfers in	73	—	73	—
Unrealized gains, net	20	—	20	—
Balance as of end of period	$93	$—	$93	$—
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

Index
Derivative Instruments
As of September 30, 2024 and December 31, 2023, the VIEs held $0.1 million and $2.4 million (net), respectively, of futures, forwards and swaps within their portfolios. For the three and nine months ended September 30, 2024, we recognized $0.7 million of gains and $0.2 million of losses, respectively, on these derivatives. For the three and nine months ended September 30, 2023, we recognized $3.3 million and $2.9 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of September 30, 2024 and December 31, 2023, the VIEs held $0.3 million and $1.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of September 30, 2024 and December 31, 2023, the VIEs delivered $0.4 million and $1.4 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of September 30, 2024 and December 31, 2023, the VOEs held zero and $8.8 million futures, forwards, options or swaps within their portfolios. For the three and nine months ended September 30, 2024 and September 30, 2023, we recognized no gains or losses on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed statements of income.
As of September 30, 2024, the VOEs held no cash collateral payable to trade counterparties.
As of September 30, 2024, the VOEs delivered no cash collateral in brokerage accounts.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of September 30, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2024:
Derivatives - VIEs	$271	$—	$271	$—	$(271)	$—
December 31, 2023:
Derivatives - VIEs	$4,902	$—	$4,902	$—	$(1,415)	$3,487

Index
Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of September 30, 2024 and December 31, 2023 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2024:
Derivatives - VIEs	$414	$—	$414	$—	$(414)	$—
December 31, 2023:
Derivatives - VIEs	$2,531	$—	$2,531	$—	$(1,408)	$1,123

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of September 30, 2024, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $74.0 billion, and our maximum risk of loss is our investment of $17.5 million in these VIEs and our advisory fee receivables from these VIEs is $112.5 million. As of December 31, 2023, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $54.6 billion; our maximum risk of loss was our investment of $10.3 million in these VIEs and our advisory fees receivable from these VIEs was $114.5 million.
15.     Units Outstanding

Changes in AB Units outstanding during the nine-month period ended September 30, 2024 were as follows:

Outstanding as of December 31, 2023	286,609,212
Units issued	859,586
Units retired(1)	(1,882,070)
Outstanding as of September 30, 2024	285,586,728
(1) During the nine months ended September 30, 2024, we purchased 21,750 AB Units in private transactions and retired them.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2024, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of September 30, 2024 and December 31, 2023, we had no amounts outstanding under the Credit Facility. Furthermore, during the first nine months of 2024 and the full year 2023, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility was amended and restated as of August 30, 2024, extending the maturity date to August 31, 2029. There were no other significant changes included in the amendment. The EQH facility is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of September 30, 2024, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of September 30, 2024 and December 31, 2023, AB had $500.0 million and $900.0 million outstanding under the EQH Facility, respectively, with interest rates of approximately 4.8% and 5.3%, respectively. Average daily borrowings on the EQH Facility for the first nine months of 2024 and the full year 2023 were $555.3 million and $743.1 million, respectively, with weighted average interest rates of approximately 5.3% and 4.9%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility was amended and restated as of August 30, 2024, extending the maturity date to August 31, 2029. There were no other significant changes included in the amendment. The EQH Uncommitted facility is available for AB's general business purposes. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of September 30, 2024, we were in compliance with these covenants. As of September 30, 2024 and December 31, 2023 we had no amounts outstanding on the EQH Uncommitted Facility. During the first nine months of 2024, we did not draw upon the EQH Uncommitted Facility. Average daily borrowing for the full year 2023 were $3.6 million with a weighted average interest rate of approximately 4.6%.

Commercial Paper
As of September 30, 2024 we had no commercial paper outstanding. As of December 31, 2023, we had $254.3 million of commercial paper outstanding with an interest rate of 5.4%. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2024 and full year 2023 were $304.4 million and $267.6 million, respectively, with weighted average interest rates of approximately 5.4% and 5.2%, respectively.

SCB Lines of Credit
SCB LLC had five uncommitted lines of credit, two of which matured during the third quarter of 2024. As of September 30, 2024, SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $150.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of September 30, 2024 and December 31, 2023, SCB LLC had no outstanding balance on these lines of credit. Average daily

Index
borrowings during the first nine months of 2024 and full year 2023 were $0.9 million and $1.1 million, respectively, with weighted average interest rates of approximately 8.5% and 7.8%, respectively.

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

AB has deconsolidated the BRS business and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer, SCB LLC. AB’s Private Wealth Management business continues to operate through SCB LLC and SCB LLC continues to serve as custodian for nearly all Private Wealth assets under management. AB continues to serve as investment adviser to these Private Wealth clients. Further, we entered into certain transition services agreements with the JVs in connection with the divestiture of the BRS business. From April 1, 2024 through September 30, 2024 we provided services and recognized revenues of $25.2 million associated with these transition services agreements. For the three months ended September 30, 2024 we recognized $12.8 million in revenues associated with these transaction services agreements.

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

September 30, 2024
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

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of September 30, 2024 were $805.9 billion, up $36.4 billion, or 4.7%, compared to June 30, 2024, and up $136.9 billion, or 20.5%, compared to September 30, 2023. During the third quarter of 2024, AUM increased due to market appreciation of $35.3 billion and net inflows of $1.1 billion (Retail net inflows of $5.4 billion and Private Wealth net inflows of $0.1 billion, offset by Institutional net outflows of $4.4 billion).

Institutional AUM increased $12.5 billion, or 3.9%, to $335.2 billion during the third quarter of 2024, primarily due to market appreciation of $16.8 billion, offset by net outflows of $4.4 billion. Gross sales increased sequentially to $4.2 billion from $3.3 billion in the second quarter of 2024. Redemptions and terminations increased sequentially from $3.5 billion to $4.1 billion.

Retail AUM increased $18.1 billion, or 5.7%, to $334.5 billion during the third quarter of 2024, primarily due to market appreciation of $12.8 billion and net inflows of $5.4 billion. Gross sales increased sequentially from $23.2 billion during the second quarter of 2024 to $26.6 billion during the third quarter of 2024. Redemptions and terminations increased sequentially from $16.7 billion to $17.7 billion.

Private Wealth AUM increased $5.8 billion, or 4.4%, to $136.2 billion during the third quarter of 2024, due to market appreciation of $5.7 billion and net inflows of $0.1 billion. Gross sales decreased sequentially from $5.4 billion during the second quarter of 2024 to $4.7 billion during the third quarter of 2024. Redemptions and terminations decreased sequentially from $5.5 billion to $4.6 billion.

Bernstein Research Services revenue for the third quarter of 2024 decreased $93.9 million, or 100.0%, compared to the third quarter of 2023. The decrease was due to the deconsolidation of the Bernstein Research Services ("BRS") business and contribution of the business to the joint ventures, effective April 1, 2024. For further discussion, see Note 17, Divestiture to our condensed consolidated financial statements contained in Item 1.

Net revenues for the third quarter of 2024 increased $53.4 million, or 5.2%, to $1.1 billion, compared to the third quarter of 2023. The increase was primarily due to higher investment advisory base fees of $92.7 million, higher distribution revenues of $40.2 million, higher other revenues of $15.2 million primarily due certain reimbursements for services provided to the joint ventures and lower investment losses of $3.2 million, partially offset by lower Bernstein Research Services revenue of $93.9 million due to the deconsolidation of the BRS business and lower net dividend and interest income of $4.7 million.

Operating expenses for the third quarter of 2024 decreased $136.6 million, or 15.9%, to $720.2 million from $856.8 million in the third quarter of 2023. The decrease was primarily due to a contingent payment arrangement gain of $128.5 million, lower employee compensation and benefits expense of $28.7 million and lower interest on borrowings of $4.8 million, partially offset by higher promotion and servicing expense of $28.1 million and higher general and administrative expense of $10.4 million. The contingent payment arrangement gain was recognized in connection with the fair value remeasurement related to our contingent payment liability associated with our acquisition of AB CarVal in 2022.

Operating income increased $190.0 million, or 108.4%, to $365.3 million from $175.3 million in the third quarter of 2023 and our operating margin increased to 33.2% in the third quarter of 2024 from 17.2% in the third quarter of 2023.

Market Environment

U.S. Equities
US Equity Markets registered solid gains in the third quarter, after overcoming initial concerns around monetary policy, the labor market and return on investment from increased capital expenditure on artificial intelligence. As the quarter progressed, relative resilience in corporate earnings and increased certainty of monetary easing resulted in improved sentiment, with the S&P 500 ending 5.9% higher in the third quarter of 2024. All sectors aside from Energy posted positive returns with Utilities and Real Estate leading the way, while Technology was up only slightly. Sector rotation resulted in broader participation in equity gains, with the equal-weighted S&P 500 returning 9.6%. Segments of the market that were previously shunned rebounded in the third quarter, with the S&P 500 Value index outperforming the S&P 500 Growth index at 9.1% compared to 3.7%. Small Caps (market capitalization ranges between $250 million to $2 billion) also outperformed Large Caps (market capitalization ranges above $10 billion), with the Russell 2000 returning 9.3% compared to the S&P 500 at 5.9%.

Index
Global and Non-U.S. Equities
Eurozone equities also closed higher in the third quarter with the MSCI Eurozone index returning 3.1% in local currency terms. The European Central Bank kept interest rates on hold in July and delivered a 25 basis point rate cut in September due to a softening of inflation. Similar to U.S. Equities, a rotation into previously out-of-favor sectors such as Real Estate, Utilities and Healthcare sectors led the advance. UK equities also posted moderate gains in the third quarter, following the Bank of England's first rate cut in four years and a newly-elected government boosting confidence in economic growth prospects. Japan Equities experienced high volatility in the third quarter, reaching a new high in July before correcting sharply in early August due to weaker U.S. economic data and the Bank of Japan increasing the interest rate, resulting in a negative 4.4% total return for the Tokyo Price Index. Asia ex-Japan equities posted strong gains, led primarily by China where new stimulus measures boosted sentiment. Emerging markets continued to outperformed their Developed counterparts in the third quarter of 2024.

Global Bonds
In the third quarter, major central banks kick-started an interest rate cutting cycle, resulting in lower yields and hence higher prices across most government and corporate bonds. The Fed decision to cut rates by 50 basis points was prompted by a decline in non-farm payrolls, a higher unemployment rate and a drop in inflation. This led to a weaker dollar and a substantial drop in U.S. Treasury yields by 110 basis points, with a steeper yield curve reflecting the outlook for lower interest rate policy. On the corporate bond front, U.S. investment grade performed strongly although global high yield still outperformed global investment grade. The Bloomberg US Aggregate Bond index returned 5.2% in USD terms, reflecting capital appreciation, interest payments and USD weakening.

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

Index
Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2024	2023	$ Change	% Change
	(in billions)

Institutions	$335.2	$296.9	$38.3	12.9%
Retail	334.5	259.2	75.3	29.0
Private Wealth	136.2	112.9	23.3	20.7
Total	$805.9	$669.0	$136.9	20.5%

Assets under management by investment service are as follows:

	As of September 30,
	2024	2023	$ Change	% Change
	(in billions)
Equity
Actively Managed	$271.3	$226.8	$44.5	19.6%
Passively Managed(1)	68.9	56.0	12.9	22.9
Total Equity	340.2	282.8	57.4	20.3

Fixed Income
Actively Managed
Taxable(3)	216.2	195.0	21.2	10.8
Tax–exempt	71.2	55.6	15.6	28.1
	287.4	250.6	36.8	14.7
Passively Managed(1)	11.4	9.4	2.0	21.9
Total Fixed Income	298.8	260.0	38.8	14.9

Alternatives/Multi-Asset Solutions(2)(3)
Actively Managed	155.9	118.6	37.3	31.4
Passively Managed(1)	11.0	7.6	3.4	44.7
Total Alternatives/Multi-Asset Solutions	166.9	126.2	40.7	32.2
Total	$805.9	$669.0	$136.9	20.5%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Approximately $12.1 billion of private placements was transferred from Taxable Fixed Income into Alternatives/Multi-Asset during the three months ended September 30, 2024 to better align with standard industry practice for asset class reporting purposes.

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2024 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of June 30, 2024	$322.7	$316.4	$130.4	$769.5
Long-term flows:
Sales/new accounts	4.2	26.6	4.7	35.5
Redemptions/terminations	(4.1)	(17.7)	(4.6)	(26.4)
Cash flow/unreinvested dividends	(4.5)	(3.5)	—	(8.0)
Net long-term (outflows) inflows	(4.4)	5.4	0.1	1.1
Transfers	0.1	(0.1)	—	—
Market appreciation	16.8	12.8	5.7	35.3
Net change	12.5	18.1	5.8	36.4
Balance as of September 30, 2024	$335.2	$334.5	$136.2	$805.9

Balance as of December 31, 2023	$317.1	$286.8	$121.3	$725.2
Long-term flows:
Sales/new accounts	10.9	73.5	15.6	100.0
Redemptions/terminations	(11.0)	(51.2)	(15.0)	(77.2)
Cash flow/unreinvested dividends	(10.3)	(10.0)	—	(20.3)
Net long-term (outflows) inflows	(10.4)	12.3	0.6	2.5
Transfers	0.1	(0.1)	—	—
Market appreciation	28.4	35.5	14.3	78.2
Net change	18.1	47.7	14.9	80.7
Balance as of September 30, 2024	$335.2	$334.5	$136.2	$805.9

Balance as of September 30, 2023	$296.9	$259.2	$112.9	$669.0
Long-term flows:
Sales/new accounts	13.9	94.5	19.9	128.3
Redemptions/terminations	(13.6)	(67.9)	(19.9)	(101.4)
Cash flow/unreinvested dividends	(13.2)	(13.0)	—	(26.2)
Net long-term (outflows) inflows	(12.9)	13.6	—	0.7
Transfers	0.1	(0.1)	—	—
Market appreciation	51.1	61.8	23.3	136.2
Net change	38.3	75.3	23.3	136.9
Balance as of September 30, 2024	$335.2	$334.5	$136.2	$805.9

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of June 30, 2024	$264.4	$65.8	$216.0	$66.2	$11.0	$146.1	$769.5
Long-term flows:
Sales/new accounts	13.0	0.2	11.6	5.6	—	5.1	35.5
Redemptions/terminations	(12.6)	(0.1)	(9.2)	(2.4)	(0.1)	(2.0)	(26.4)
Cash flow/unreinvested dividends	(4.9)	(1.2)	0.3	0.1	(0.2)	(2.1)	(8.0)
Net long-term (outflows) inflows	(4.5)	(1.1)	2.7	3.3	(0.3)	1.0	1.1
Transfers(3)	—	—	(12.1)	—	—	12.1	—
Market appreciation	11.4	4.2	9.6	1.7	0.7	7.7	35.3
Net change	6.9	3.1	0.2	5.0	0.4	20.8	36.4
Balance as of September 30, 2024	$271.3	$68.9	$216.2	$71.2	$11.4	$166.9	$805.9

Balance as of December 31, 2023	$247.5	$62.1	$208.6	$61.1	$11.4	$134.5	$725.2
Long-term flows:
Sales/new accounts	37.2	1.2	34.0	15.7	—	11.9	100.0
Redemptions/terminations	(40.4)	(0.3)	(23.5)	(7.9)	(0.2)	(4.9)	(77.2)
Cash flow/unreinvested dividends	(13.6)	(6.1)	1.2	0.3	(0.2)	(1.9)	(20.3)
Net long-term (outflows) inflows	(16.8)	(5.2)	11.7	8.1	(0.4)	5.1	2.5
Transfers(3)	—	—	(12.1)	—	—	12.1	—
Market appreciation	40.6	12.0	8.0	2.0	0.4	15.2	78.2
Net change	23.8	6.8	7.6	10.1	—	32.4	80.7
Balance as of September 30, 2024	$271.3	$68.9	$216.2	$71.2	$11.4	$166.9	$805.9

Balance as of September 30, 2023	$226.8	$56.0	$195.0	$55.6	$9.4	$126.2	$669.0
Long-term flows:
Sales/new accounts	46.5	1.4	44.3	21.2	1.2	13.7	128.3
Redemptions/terminations	(51.4)	(0.4)	(31.9)	(11.6)	(0.3)	(5.8)	(101.4)
Cash flow/unreinvested dividends	(16.9)	(6.7)	(0.1)	0.4	(0.1)	(2.8)	(26.2)
Net long-term (outflows) inflows	(21.8)	(5.7)	12.3	10.0	0.8	5.1	0.7
Transfers(3)	—	—	(12.1)	—	—	12.1	—
Market appreciation	66.3	18.6	21.0	5.6	1.2	23.5	136.2
Net change	44.5	12.9	21.2	15.6	2.0	40.7	136.9
Balance as of September 30, 2024	$271.3	$68.9	$216.2	$71.2	$11.4	$166.9	$805.9
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services
(3)Approximately $12.1 billion of private placements was transferred from Taxable Fixed Income into Alternatives/Multi-Asset during the three months ended September 30, 2024 to better align with standard industry practice for asset class reporting purposes.

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, nine-month and twelve-month periods ended September 30, 2024 are as follows:

	Periods Ended September 30, 2024
	Three-months	Nine-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(4.5)	$(16.8)	$(21.8)
Fixed Income	6.0	19.8	22.3
Alternatives/Multi-Asset Solutions	0.7	4.2	3.9
	2.2	7.2	4.4
Passively Managed
Equity	(1.1)	(5.2)	(5.7)
Fixed Income	(0.3)	(0.4)	0.8
Alternatives/Multi-Asset Solutions	0.3	0.9	1.2
	(1.1)	(4.7)	(3.7)
Total net long-term inflows	$1.1	$2.5	$0.7

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$328.4	$307.0	$21.4	7.0%	$321.8	$305.1	$16.7	5.5%
Retail	324.4	266.8	57.6	21.6	309.3	259.2	50.1	19.3
Private Wealth	133.1	115.8	17.3	14.9	128.2	112.9	15.3	13.5
Total	$785.9	$689.6	$96.3	14.0%	$759.3	$677.2	$82.1	12.1%
Investment Service:
Equity Actively Managed	$267.2	$235.8	$31.4	13.3%	$259.6	$230.7	$28.9	12.5%
Equity Passively Managed(1)	67.3	59.3	8.0	13.4	65.0	57.5	7.5	13.2
Fixed Income Actively Managed – Taxable(3)	212.3	200.3	12.0	6.0	211.0	197.9	13.1	6.6
Fixed Income Actively Managed – Tax-exempt	68.6	56.3	12.3	21.8	65.3	55.2	10.1	18.2
Fixed Income Passively Managed(1)	11.3	9.4	1.9	19.9	11.2	9.5	1.7	18.0
Alternatives/Multi-Asset Solutions(2)(3)	159.2	128.5	30.7	23.9	147.2	126.4	20.8	16.4
Total	$785.9	$689.6	$96.3	14.0%	$759.3	$677.2	$82.1	12.1%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.
(3)Approximately $12.1 billion of private placements was transferred from Taxable Fixed Income into Alternatives/Multi-Asset during the three months ended September 30, 2024 to better align with standard industry practice for asset class reporting purposes.

Index
Our Institutional channel third quarter average AUM of $328.4 billion increased $21.4 billion, or 7.0%, compared to the third quarter of 2023, primarily due to ending AUM increasing $38.3 billion, or 12.9%, to $335.2 billion from September 30, 2023. The $38.3 billion increase in AUM resulted primarily from market appreciation of $51.1 billion, offset by net outflows of $12.9 billion.
Our Retail channel third quarter average AUM of $324.4 billion increased $57.6 billion, or 21.6%, compared to the third quarter of 2023, primarily due to ending AUM increasing $75.3 billion, or 29.0%, to $334.5 billion from September 30, 2023. The $75.3 billion increase resulted primarily from market appreciation of $61.8 billion and net inflows of $13.6 billion.
Our Private Wealth channel third quarter average AUM of $133.1 billion increased $17.3 billion, or 14.9%, compared to the third quarter of 2023, primarily due to ending AUM increasing $23.3 billion, or 20.7%, to $136.2 billion from September 30, 2023. The $23.3 billion increase resulted from market appreciation of $23.3 billion.
Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2024 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Income (fixed income)
Absolute return	14.6%	0.9%	2.3%
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	3.1	2.3	2.0
High Income (fixed income)
Absolute return	17.0	3.7	4.5
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(1.1)	0.4	0.2
Global Plus - Hedged (fixed income)
Absolute return	11.3	(0.2)	0.9
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.6	—	0.3
Intermediate Municipal Bonds (fixed income)
Absolute return	8.5	1.3	2.0
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.0	0.6	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	13.3	(0.8)	1.0
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.7	0.6	0.6
Emerging Market Debt (fixed income)
Absolute return	22.0	0.1	2.0
Relative return (vs. JPM EMBI Global/JPM EMBI)	4.0	0.2	0.8
Sustainable Global Thematic
Absolute return	27.1	2.3	13.4
Relative return (vs. MSCI ACWI Index)	(4.6)	(5.8)	1.2
International Strategic Core Equity
Absolute return	31.7	7.1	8.2
Relative return (vs. MSCI EAFE Index)	6.9	1.7	—
U.S. Small & Mid Cap Value
Absolute return	27.7	6.2	11.1
Relative return (vs. Russell 2500 Value Index)	1.1	0.2	1.2

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Large Cap Value
Absolute return	28.7	12.4	12.9
Relative return (vs. Russell 1000 Value Index)	1.0	3.4	2.2
U.S. Small Cap Growth
Absolute return	32.3	(3.6)	11.2
Relative return (vs. Russell 2000 Growth Index)	4.7	(3.3)	2.4
U.S. Large Cap Growth
Absolute return	38.2	9.7	17.9
Relative return (vs. Russell 1000 Growth Index)	(4.0)	(2.3)	(1.8)
U.S. Small & Mid Cap Growth
Absolute return	31.6	(2.3)	11.4
Relative return (vs. Russell 2500 Growth Index)	6.4	(1.6)	1.7
Concentrated U.S. Growth
Absolute return	28.4	5.5	12.8
Relative return (vs. S&P 500 Index)	(7.9)	(6.4)	(3.2)
Select U.S. Equity
Absolute return	37.8	12.9	16.8
Relative return (vs. S&P 500 Index)	1.4	0.9	0.8
Strategic Equities
Absolute return	36.8	11.0	15.4
Relative return (vs. Russell 3000 Index)	1.6	0.7	0.1
Global Core Equity
Absolute return	30.8	7.5	11.4
Relative return (vs. MSCI ACWI Index)	(1.7)	(1.6)	(1.7)
U.S. Strategic Core Equity
Absolute return	32.1	13.0	13.6
Relative return (vs. S&P 500 Index)	(4.2)	1.1	(2.3)
Select U.S. Equity Long/Short
Absolute return	25.6	9.0	11.3
Relative return (vs. S&P 500 Index)	(10.7)	(2.9)	(4.6)
Global Strategic Core Equity
Absolute return	29.2	10.9	11.6
Relative return (vs. S&P 500 Index)	(3.2)	1.8	(1.4)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,085,489	$1,032,056	$53,433	5.2%	$3,217,583	$3,064,603	$152,980	5.0%
Expenses	720,208	856,806	(136,598)	(15.9)	2,411,016	2,485,432	(74,416)	(3.0)
Operating income	365,281	175,250	190,031	108.4	806,567	579,171	227,396	39.3
Non-operating income	—	—	—	n/m	134,555	—	134,555	n/m
Pre-tax income	365,281	175,250	190,031	108.4%	941,122	579,171	361,951	62.5
Income taxes	14,255	10,010	4,245	42.4	50,389	31,253	19,136	61.2
Net income	351,026	$165,240	185,786	112.4	890,733	547,918	342,815	62.6
Net income of consolidated entities attributable to non-controlling interests	5,054	(2,164)	7,218	n/m	17,262	10,626	6,636	62.5
Net income attributable to AB Unitholders	$345,972	$167,404	$178,568	106.7	$873,471	$537,292	$336,179	62.6

Diluted net income per AB Unit	$1.20	$0.58	$0.62	106.9	$3.02	$1.86	$1.16	62.4

Distributions per AB Unit	$0.85	$0.73	$0.12	16.4%	$2.45	$2.15	$0.30	14.0%

Operating margin (1)	33.2%	17.2%			24.5%	18.6%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended September 30, 2024 increased $178.6 million, or 106.7%, from the three months ended September 30, 2023. The increase primarily is due to (in millions):

Higher gain on adjustment of contingent payment arrangement (1)	$141.3
Higher base advisory fees	92.7
Higher distribution revenues	40.2
Lower employee compensation and benefits expense	28.7
Higher other revenues	15.2
Lower Bernstein Services Research revenues (2)	(93.9)
Higher promotion and servicing expenses	(28.1)
Higher general and administrative expenses	(10.4)
Higher net gain of consolidated entities attributable to non-controlling interest	(7.2)
Other	0.1
$178.6

Index
Net income attributable to AB Unitholders for the nine months ended September 30, 2024 increased $336.2 million, or 62.6%, from the nine months ended September 30, 2023. The increase primarily is due to (in millions):

Higher base advisory fees	$225.2
Higher gain on remeasurement of contingent payment arrangement (1)	141.1
Higher gain on divestiture	134.6
Higher distribution revenues	92.9
Higher other revenues	28.8
Higher performance-based fees	19.4
Lower employee compensation and benefits expense	14.9
Lower Bernstein Services Research revenues (2)	(189.5)
Higher promotion and servicing expenses	(81.9)
Higher income taxes	(19.1)
Higher investment losses	(14.6)
Lower net dividend and interest income	(9.1)
Higher net gain of consolidated entities attributable to non-controlling interest	(6.6)
Higher general and administrative expenses	(4.4)
Other	4.5
$336.2

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2024 expired at the close of business on October 23, 2024. We may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

(1) During the three months ended September 30, 2024 we recognized a gain of $128.5 million in contingent payment arrangements in the condensed consolidated statement of income related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB Carval in 2022.

(2) On April 1, 2024 AB and SocGen, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the BRS business and contributed the business to the JVs. For further discussion, see Note 17 Divestiture to our condensed consolidated financial statements contained in Item 1 and Executive Overview in Item 2.

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

Index
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,085,489	$1,032,056	$3,217,583	$3,064,603
Adjustments:
Distribution-related adjustments:
Distribution revenues	(189,216)	(149,049)	(527,811)	(434,925)
Investment advisory services fees	(18,017)	(16,156)	(57,457)	(45,619)
Pass-through adjustments:
Investment advisory services fees	(12,256)	(14,567)	(39,256)	(35,376)
Other revenues	(20,987)	(8,661)	(50,197)	(26,098)
Impact of consolidated company-sponsored investment funds	(5,182)	1,931	(16,848)	(11,452)
Incentive compensation-related items	(2,286)	238	(6,353)	(10,111)
Equity loss on JVs	7,550	—	35,443	—
Adjusted net revenues	$845,095	$845,792	$2,555,104	$2,501,022

Operating income, US GAAP basis	$365,281	$175,250	$806,567	$579,171
Adjustments:
Real estate	(206)	(206)	(618)	(618)
Incentive compensation-related items	742	1,354	2,590	4,064
EQH award compensation	291	142	797	548
Acquisition-related expenses	(112,906)	44,941	(78,890)	83,191
Equity loss on JVs	7,550	—	35,443	—
Total of non-GAAP adjustments before interest on borrowings	(104,529)	46,231	(40,678)	87,185
Interest on borrowings	8,456	13,209	37,139	41,594
Sub-total of non-GAAP adjustments	(96,073)	59,440	(3,539)	128,779
Less: Net income of consolidated entities attributable to non-controlling interests	5,054	(2,164)	17,262	10,626
Adjusted operating income	264,154	236,854	785,766	697,324

Non-Operating income, US GAAP basis	—	—	134,555	—
Less: Interest on borrowings	8,456	13,209	37,139	41,594
Less: Gain on divestiture	—	—	134,555	—
Adjusted non-operating (expense)	(8,456)	(13,209)	(37,139)	(41,594)

Adjusted pre-tax income	255,698	223,645	748,627	655,730
Less: Adjusted income taxes	9,972	12,770	40,052	35,409

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted net income	$245,726	$210,875	$708,575	$620,321

Diluted net income per AB Unit, GAAP basis	$1.20	$0.58	$3.02	$1.86
Impact of non-GAAP adjustments	(0.35)	0.15	(0.57)	0.29
Adjusted diluted net income per AB Unit	$0.85	$0.73	$2.45	$2.15

Operating margin, GAAP basis	33.2%	17.2%	24.5%	18.6%
Impact of non-GAAP adjustments	(1.9)	10.8	6.3	9.3
Adjusted operating margin	31.3%	28.0%	30.8%	27.9%

Adjusted operating income for the three months ended September 30, 2024 increased $27.3 million, or 11.5%, from the three months ended September 30, 2023, primarily due to higher investment advisory base fees of $95.0 million, lower promotion and servicing expenses of $14.0 million, lower employee compensation and benefits expense of $13.1 million and higher other revenues of $2.9 million, partially offset by lower Bernstein Research Services revenue of $93.9 million due to the deconsolidation of the BRS1 business and lower net dividends and interest income of $3.7 million.

Adjusted operating income for the nine months ended September 30, 2024 increased $88.4 million, or 12.7%, from the nine months ended September 30, 2023, primarily due to higher investment advisory base fees of $215.8 million, lower promotion and servicing expenses of $22.4 million, higher performance-based fees of $19.4 million, lower general and administrative expenses of $18.3 million, higher investment gains of $7.7 million and higher other revenues of $5.2 million, partially offset by lower Bernstein Research Services revenue of $189.5 million due to the deconsolidation of the BRS1 business, higher employee compensation and benefits expense of $6.2 million and lower net dividends and interest income of $4.4 million.

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
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses include professional fees, the recording of changes in estimates or fair value remeasurements to, and accretion expense related to, our contingent payment arrangements associated with our acquisitions, certain compensation-related expenses and amortization of intangible assets for contracts acquired. During the three months ended September 30, 2024 we recognized a gain of $128.5 million in contingent payment arrangements in the condensed consolidated statement of income related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB Carval in 2022. The fair value remeasurement was due to updated assumptions of future performance associated with the liability. During the three months ended September 30, 2023 we recorded an expense of $26.9 million due to a change in estimate related to the contingent consideration associated with the acquisition of Autonomous LLC in 2019. The change in estimate was based upon better than expected revenues during the 2023 performance evaluation period. We recorded $13.1 million as contingent payment arrangement expense and $13.8 million as compensation and benefits expense in the condensed consolidated statement of income. The charges to compensation and benefits expense are due to certain service conditions and special awards included in the acquisition agreement.
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

Index
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$160,146	$154,080	$6,066	3.9%	$464,324	$461,129	$3,195	0.7%
Performance-based fees	7,080	4,447	2,633	59.2	18,830	29,660	(10,830)	(36.5)
	167,226	158,527	8,699	5.5	483,154	490,789	(7,635)	(1.6)
Retail:
Base fees	388,165	326,391	61,774	18.9	1,102,211	953,347	148,864	15.6
Performance-based fees	345	90	255	n/m	16,668	97	16,571	n/m
	388,510	326,481	62,029	19.0	1,118,879	953,444	165,435	17.4
Private Wealth:
Base fees	265,312	240,498	24,814	10.3	775,344	702,192	73,152	10.4
Performance-based fees	21,338	23,445	(2,107)	(9.0)	66,741	53,111	13,630	25.7
	286,650	263,943	22,707	8.6	842,085	755,303	86,782	11.5
Total:
Base fees	813,623	720,969	92,654	12.9	2,341,879	2,116,668	225,211	10.6
Performance-based fees	28,763	27,982	781	2.8	102,239	82,868	19,371	23.4
	842,386	748,951	93,435	12.5	2,444,118	2,199,536	244,582	11.1

Bernstein Research Services[2]	—	93,875	(93,875)	(100.0)	96,222	285,760	(189,538)	(66.3)
Distribution revenues	189,216	149,049	40,167	26.9	527,811	434,925	92,886	21.4
Dividend and interest income	38,940	49,889	(10,949)	(21.9)	127,441	150,761	(23,320)	(15.5)
Investment (losses) gains	(3,512)	(6,694)	3,182	(47.5)	(15,398)	(760)	(14,638)	n/m
Other revenues	39,673	24,484	15,189	62.0	104,133	75,349	28,784	38.2
Total revenues	1,106,703	1,059,554	47,149	4.4	3,284,327	3,145,571	138,756	4.4
Less: broker-dealer related interest expense	21,214	27,498	(6,284)	(22.9)	66,744	80,968	(14,224)	(17.6)
Net revenues	$1,085,489	$1,032,056	$53,433	5.2%	$3,217,583	$3,064,603	$152,980	5.0%

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.8%, 7.5% and 0.3% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.6% of our AUM).

For the three months ended September 30, 2024, our investment advisory and services fees increased by $93.4 million, or 12.5%, from the three months ended September 30, 2023, due to a $92.7 million, or 12.9%, increase in base fees. The increase in base fees is primarily due to a 14.0% increase in average AUM. Performance-based fees increased 2.8% primarily due to higher performance fees earned on our Global Opportunistic Credit and Strategic Equities, partially offset by Private Credit.

For the nine months ended September 30, 2024, our investment advisory and services fees increased by $244.6 million, or 11.1%, from the nine months ended September 30, 2023, due to a $225.2 million, or 10.6%, increase in base fees and a $19.4 million, or 23.4%, increase in performance-based fees. The increase in base fees is primarily due to an 12.1% increase in average AUM. Performance-based fees increased primarily due to higher performance fees earned on our US Select Equity and Private Credit, partially offset by lower performance fees earned on our International Small Cap and Global Opportunistic Credit.

Institutional base fees for the three months ended September 30, 2024 increased $6.1 million, or 3.9%, from the three months ended September 30, 2023, primarily due to a 7.0% increase in average AUM, partially offset by a lower portfolio fee rate. Institutional base fees for the nine months ended September 30, 2024 increased $3.2 million, or 0.7%, from the nine months ended September 30, 2023, primarily due to a 5.5% increase in average AUM.

Retail base fees for the three months ended September 30, 2024 increased $61.8 million, or 18.9%, from the three months ended September 30, 2023, primarily due to a 21.6% increase in average AUM, partially offset by a lower portfolio fee rate. Retail base fees for the nine months ended September 30, 2024 increased $148.9 million, or 15.6%, from the nine months ended September 30, 2023, primarily due to a 19.3% increase in average AUM, partially offset by a lower portfolio fee rate.

Index
Private Wealth base fees for the three months ended September 30, 2024 increased $24.8 million, or 10.3%, from the three months ended September 30, 2023, primarily due to a 14.9% increase in average AUM, partially offset by a lower portfolio fee rate. Private Wealth base fees for the nine months ended September 30, 2024 increased $73.2 million, or 10.4%, from the nine months ended September 30, 2023, primarily due to a 13.5% increase in average AUM, partially offset by a lower portfolio fee rate.

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
Revenues from Bernstein Research Services for the three months ended September 30, 2024 decreased by $93.9 million, or 100.0%, compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, Bernstein Research Services revenue decreased by $189.5 million, or 66.3%, compared to the nine months ended September 30, 2023. The decrease for both the three and nine months ended September 30, 2024 was driven by the deconsolidation of the BRS business.

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

Distribution revenues for the three months ended September 30, 2024 increased $40.2 million, or 26.9%, compared to the three months ended September 30, 2023, primarily due to the corresponding average AUM of these mutual funds increasing 21.6%. Distribution revenues for the nine months ended September 30, 2024 increased $92.9 million, or 21.4%, compared to the nine months ended September 30, 2023, primarily due to the corresponding average AUM of these mutual funds increasing 18.1%. In both the three and nine months ended September 30, 2024, AUM increased at a greater rate in higher fee base mutual funds, outpacing the overall increase in AUM, causing a higher increase in distribution revenues.

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

For the three months ended September 30, 2024, dividend and interest income decreased $10.9 million, or 21.9%, compared to the three months ended September 30, 2023, primarily due lower interest earned on U.S. Treasury Bills and lower interest earned on customer margin balances. Broker-dealer related interest expense for the three months ended September 30, 2024 decreased $6.3 million, or 22.9%, compared to the three months ended September 30, 2023, due to lower interest paid on cash balances in customers' brokerage accounts. For the nine months ended September 30, 2024, dividend and interest income decreased $23.3 million, or 15.5%, compared to the nine months ended September 30, 2023, primarily due to lower interest earned on U.S. Treasury Bills and lower interest earned on customer margin balances. Broker-dealer related interest expense for the nine months ended September 30, 2024 decreased $14.2 million, or 17.6%, compared to the nine months ended September 30, 2023, due to lower interest paid on cash balances in customers' brokerage accounts.

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

Index

Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Long-term incentive compensation-related investments:
Realized (losses) gains	$(14)	$16	$7,110	$6,577
Unrealized gains (losses)	1,649	(724)	(2,417)	(4,095)

Investments held by consolidated company-sponsored investment funds:
Realized gains (losses)	1,035	(6,375)	(641)	(24,295)
Unrealized gains (losses)	9,373	(4,614)	20,900	22,413

Seed capital investments:
Realized gains (losses):
Seed capital and other	332	717	19	536
Derivatives	(11,003)	(452)	(25,442)	(10,411)
Unrealized gains (losses):
Seed capital and other	6,355	(4,929)	16,299	974
Derivatives	(4,225)	9,475	3,787	8,124

Brokerage-related investments:
Realized gains (losses)	25	—	(279)	(466)
Unrealized gains (losses)	511	192	709	(117)

Equity investment in JVs:
Equity (loss)	(7,550)	—	(35,443)	—
	$(3,512)	$(6,694)	$(15,398)	$(760)

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2024 increased $15.2 million, or 62.0%, compared to the three months ended September 30, 2023, primarily due to certain reimbursements for services provided to the JVs. Other revenues for the nine months ended September 30, 2024 increased $28.8 million, or 38.2%, compared to the nine months ended September 30, 2023, primarily due to certain reimbursements for services provided to the JVs.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$424,893	$453,619	$(28,726)	(6.3)%	$1,300,989	$1,315,861	$(14,872)	(1.1)%
Promotion and servicing:
Distribution-related payments	192,230	155,620	36,610	23.5	545,120	454,039	91,081	20.1
Amortization of deferred sales commissions	15,005	9,585	5,420	56.5	40,152	26,506	13,646	51.5
Trade execution, marketing, T&E and other	38,312	52,289	(13,977)	(26.7)	134,243	157,057	(22,814)	(14.5)
	245,547	217,494	28,053	12.9	719,515	637,602	81,913	12.8
General and administrative	155,808	145,388	10,420	7.2	439,450	434,976	4,474	1.0
Contingent payment arrangements	(125,947)	15,364	(141,311)	n/m	(120,831)	20,251	(141,082)	n/m
Interest on borrowings	8,456	13,209	(4,753)	(36.0)	37,139	41,594	(4,455)	(10.7)
Amortization of intangible assets	11,451	11,732	(281)	(2.4)	34,754	35,148	(394)	(1.1)
Total	$720,208	$856,806	$(136,598)	(15.9)%	$2,411,016	$2,485,432	$(74,416)	(3.0)%

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 39.1% and 44.0% for the three months ended September 30, 2024 and 2023, respectively. Compensation expense as a percentage of net revenues was 40.4% and 42.9% for the nine months ended September 30, 2024 and 2023, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted annual net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.0% of adjusted net revenues for both the three and nine months ended September 30, 2024 respectively, and 1.0% of adjusted net revenues for both the three and nine months ended September 30, 2023, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.0% for the three months ended September 30, 2024 and 48.7% for the nine

Index
months ended September 30, 2024. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 49.5% for the three and nine months ended September 30, 2023, respectively.

For the three months ended September 30, 2024, employee compensation and benefits expense decreased $28.7 million, or 6.3%, compared to the three months ended September 30, 2023, primarily due to lower base compensation of $29.0 million primarily driven by the Bernstein Research Services deconsolidation, lower fringe expense of $3.6 million and lower incentive compensation of $3.3 million, partially offset by higher commissions of $7.4 million. For the nine months ended September 30, 2024, employee compensation and benefits expense decreased $14.9 million, or 1.1%, compared to the nine months ended September 30, 2023, primarily due to lower base compensation of $57.8 million primarily driven by the Bernstein Research Services deconsolidation and lower fringe benefits of $3.8 million, partially offset by higher incentive compensation of $32.0 million and higher commissions of $13.2 million.

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

Promotion and servicing expenses increased $28.1 million, or 12.9%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to higher distribution-related payments of $36.6 million and higher amortization of deferred sales commissions of $5.4 million, partially offset by lower trade execution and clearance expenses of $15.8 million primarily driven by the Bernstein Research Services deconsolidation. Promotion and servicing expenses increased $81.9 million, or 12.8%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to higher distribution-related payments of $91.1 million, higher amortization of deferred sales commissions of $13.6 million and higher transfer fees of $7.4 million, partially offset by lower trade execution and clearance expenses of $31.9 million primarily driven by the Bernstein Research Services deconsolidation.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.4% and 14.1% for the three months ended September 30, 2024 and 2023, respectively. General and administrative expenses increased $10.4 million, or 7.2%, during the three months ended September 30, 2024 compared to the corresponding period in 2023, primarily due to higher office and related expenses of $12.4 million principally driven by our early exit from our previous New York office location of approximately $9.3 million and the write off of related assets of $3.0 million and higher portfolio services expenses of $1.3 million, partially offset by lower technology expense of $2.7 million.

General and administrative expenses as a percentage of net revenues were 13.7% and 14.2% for the nine months ended September 30, 2024 and 2023, respectively. General and administrative expenses increased $4.5 million, or 1.0%, during the nine months ended September 30, 2024 compared to the corresponding period in 2023, primarily due to higher office and related expenses of $23.0 million principally driven by our early exit from our previous New York office location of approximately $9.3 million, higher other taxes of $6.3 million and higher portfolio services expenses of $4.3 million, partially offset by the recognition of a $20.8 million government incentive grant received in connection with our headquarters relocation to Nashville, TN, prior year valuation adjustments related to the classification of Bernstein Research Services as held for sale of $6.7 million and the write off of related assets of $3.0 million associated with our early exit from our previous New York office location.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates in connection with fair value remeasurements of contingent payment liabilities associated with acquisitions in current and previous periods, as well as accretion expense of these liabilities. During the three months ended September 30, 2024 we recognized a gain of $128.5 million in contingent payment arrangements in the condensed consolidated statement of income related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB Carval in 2022. The fair value remeasurement was due to updated assumptions of future performance associated with the liability. During the three months ended September 30, 2023 we recorded an expense of $26.9 million due to a change in estimate related to the contingent consideration associated with the

Index
acquisition of Autonomous LLC in 2019. The change in estimate was based upon better than expected revenues during the 2023 performance evaluation period. We recorded $13.1 million as contingent payment arrangement expense and $13.8 million as compensation and benefits expense in the condensed consolidated statement of income. The charges to compensation and benefits expense are due to certain service conditions and special awards included in the acquisition agreement.

During the three months ended September 30, 2024 and 2023, we recognized $2.6 million and $2.2 million in accretion expense related to our contingent considerations payable. During the nine months ended September 30, 2024 and 2023, we recognized $7.7 million and $7.1 million in accretion expense related to our contingent considerations payable.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended September 30, 2024 interest on borrowings decreased $4.8 million compared to the three months ended September 30, 2023. The decrease was primarily due to lower weighted average borrowings. For the nine months ended September 30, 2024 interest on borrowings decreased $4.5 million compared to the nine months ended September 30, 2023. The decrease was primarily due to lower weighted average borrowings.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $0.3 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Amortization of intangible assets decreased $0.4 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. During the three month ended September 30, 2024, we wrote off approximately $0.4 million of intangible assets associated with a historical acquisition. During the nine months ended September 30, 2024 we wrote off approximately $1.9 million of intangible assets associated with various historical acquisitions. We did not have any adjustments to our intangible assets during the three or nine months ended September 30, 2023.

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

Income tax expense for the three months ended September 30, 2024 increased $4.2 million, or 42.4%, compared to the three months ended September 30, 2023. Income tax expense for the nine months ended September 30, 2024 increased $19.1 million, or 61.2%, compared to the nine months ended September 30, 2023. The increase was primarily due to higher foreign income in jurisdictions that carry a higher tax rate. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and nine months ended September 30, 2024.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended September 30, 2024, we had $5.1 million of net income of consolidated entities attributable to non-controlling interests compared to net losses of $2.2 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, we had $17.3 million of net income of consolidated entities attributable to non-controlling interests compared to net income of $10.6 million for the nine months ended September 30, 2023. Period-to-period fluctuations result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first nine months of 2024, net cash provided by operating activities was $1.1 billion compared to $790.3 million during the corresponding 2023 period. The change is primarily due to higher earnings of $121.5 million (after non-cash reconciling items), an increase in broker-dealer payables (net of receivable and segregated U.S. Treasury bills) of $90.1 million, an increase in accounts payable and accrued liabilities of $82.5 million, a decrease in other assets of $80.0 million and a decrease in investments of $43.6 million, partially offset by an increase in deferred sales commissions of $63.2 million and the net activity of our consolidated company-sponsored investment funds of $43.9 million.

During the first nine months of 2024, net cash used in investing activities was $94.2 million, compared to $23.9 million during the corresponding 2023 period. The change is primarily due to higher purchases of furniture, equipment and leasehold improvements of $78.5 million and cash used related to the divestiture of the BRS business of $40.2 million. The cash used in the divestiture included $304.0 million in cash proceeds received from SocGen offset by $338.2 million in cash contributed from the transferring balance sheet and $6.0 million in direct costs to sell. In addition, there was an increase in debt repayment from equity method investments of $86.2 million offset by capital contributions to equity method investments of $39.4 million.

During the first nine months of 2024, net cash used in financing activities was $1.5 billion, compared to $1.0 billion during the corresponding 2023 period. The change is primarily due to higher repayments of debt of $564.3 million and higher cash distributions to Unitholders of $78.6 million, partially offset by lower net purchases of non-controlling interests of consolidated company-sponsored investment funds of $96.9 million.

As of September 30, 2024, AB had $671.3 billion of cash and cash equivalents (including cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $473.1 million.

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

COMMITMENTS AND CONTINGENCIES

AB’s capital commitments, which consist primarily of operating leases for office space, generally are funded from future operating cash flows. See Note 13 to AB's condensed consolidated financial statements contained in Item 1 for discussion of lease commitments.

See Note 12 to AB's condensed consolidated financial statements contained in Item 1 for discussion of commitments and contingencies.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2023.

Index
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the third quarter of 2024 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/24 - 7/31/24	—	$—	—	—
8/1/24 - 8/31/24	—	—	—	—
9/1/24 - 9/30/24(1)	2,950	34.01	—	—
Total	2,950	$34.01	—	—

(1)During the third quarter of 2024, AB purchased 2,950 AB Units in private transactions and retired them.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the third quarter of 2024.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 24, 2024	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Jackie Marks
Jackie Marks
Chief Financial Officer

		By:	/s/ Thomas Simeone
Thomas Simeone
Controller & Chief Accounting Officer