Form 10-K
period 2024-12-31
ALLIANCEBERNSTEIN L.P.
filed 2025-02-14
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
The number of units of limited partnership interest outstanding as of December 31, 2024 was 292,107,907.
DOCUMENTS INCORPORATED BY REFERENCE
This Form 10-K does not incorporate any document by reference.

2024 Annual Report	i

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
We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which include, as of December 31, 2024: Brazil, Chile, China, Colombia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Korea, Kuwait, Malaysia, Mexico, Peru, Philippines, Poland, Qatar, Saudi Arabia, South Africa, Taiwan, Thailand, Turkey and United Arab Emirates.
Clients
We provide diversified investment management, research and related services globally to a broad range of clients through our three buy-side distribution channels: Institutions, Retail and Private Wealth Management. See “Distribution Channels” in this Item 1 for additional information.
As of December 31, 2024, 2023 and 2022, our AUM were approximately $792 billion, $725 billion and $646 billion, respectively, and our net revenues were approximately $4.5 billion, $4.2 billion and $4.1 billion, respectively. EQH (our parent company) and its subsidiaries, whose AUM consist primarily of fixed income investments, is our largest client. Our EQH affiliates represented approximately 17%, 16% and 16% of our AUM as of December 31, 2024, 2023 and 2022, and we earned approximately 4% of our net revenues from services we provided to them in each of 2024, 2023 and 2022, respectively.

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

2024 Annual Report	1

Part I
Purpose, Values & Corporate Responsibility
Our purpose—to pursue insight that unlocks opportunity—describes the ethos of our firm. Because we are an active investment manager, differentiated insights drive our ability to design innovative investment solutions and help our clients achieve their investment goals.
Our values illustrate the behaviors and actions that create our strong culture and enable us to meet our clients' needs. Each value inspires us to be better:
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
•We act with integrity — always, which is the bedrock of our relationships and drives us to avoid activities that could create potential conflicts of interest or distract us from our singular focus to provide superior asset management and research to our clients.
Our purpose and values challenge us to be a responsible firm. Our vision for corporate responsibility is: Deliver better outcomes to clients while upholding high ethical standards, building a strong culture, and promoting the future viability of our business.
We work towards these objectives across five pillars.
•Resilient Operations: AB takes precautions to protect our business while adapting to change. This means safeguarding client information and business systems, maintaining strong corporate governance and enhancing our risk management practices.
•Thriving Workforce: Our business thrives when our people thrive. We seek to build diverse teams, create fair outcomes, and develop inclusive behaviors. We also offer opportunities for physical and mental wellness, open pathways for learning and development and recognize success.
•Community & Civic Engagement: Our approach to community engagement is holistic. We connect our resources to our communities’ most pressing needs, and we encourage civic participation. We do this through philanthropy, gift matching, volunteering, board participation and civic engagement.
•Resource Conservation: To us, environmental sustainability is about using resources thoughtfully. Most of our employees are located in green buildings, and we are conscious of our greenhouse gas footprint. We compost and recycle in large offices and we create opportunities for employees to learn about sustainability.
•Responsible Investing: Rigorous responsible investing research, integration, stewardship and solutions can make us better stewards of our clients’ assets. Our responsible investing approach includes evidence-based thought leadership, engagement, integration and solutions that meet clients’ unique responsible investing needs.
We provide additional information in this regard in the AB Responsibility Report, which can be found under “Responsibility - Overview” on www.alliancebernstein.com. And, we have described our firm's governance structure, including our Board and its committees, in Item 10 of this Form 10-K.

2	AllianceBernstein

Part I
Investment Philosophy
We believe that by using differentiated research insights and a disciplined process to build high active share portfolios, we can achieve strong investment results for our clients over time. We are fully invested in delivering better outcomes for our clients. Key to this philosophy is developing and integrating both high quality fundamental and quantitative research, as well as regular company engagement where appropriate. Our global research network, intellectual curiosity and collaborative culture allow us to advance clients' investment objectives, whether our clients are seeking idiosyncratic alpha, total return, downside mitigation, or sustainability and impact-focused outcomes.
Our investment services include expertise in:
•Actively managed equity strategies across global and regional universes, as well as capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•Actively managed alternative investments, including fundamental and systematically-driven hedge funds, fund of hedge funds and direct assets (e.g., direct lending, private credit, real estate debt and private equity);
•Portfolios with Purpose, including Sustainable, Impact and Responsible+ (Climate-Conscious and ESG leaders) equity, fixed income and multi-asset strategies that address our clients' desire to invest their capital with a dedicated ESG focus, while pursuing strong investment returns;
•Multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds; and
•Passively managed equity and fixed income strategies, including index, ESG index and enhanced index strategies.
Our AUM by client domicile and investment service as of December 31, 2024, 2023 and 2022 are as follows:

AUM by Client Domicile ($ in billions)	AUM by Investment Service ($ in billions)

2024 Annual Report	3

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
EQH and its subsidiaries constitute our largest institutional client. EQH and its subsidiaries combined AUM accounted for approximately 27%, 25% and 24% of our institutional AUM as of December 31, 2024, 2023 and 2022, respectively, and approximately 22%, 22% and 19% of our institutional revenues for 2024, 2023 and 2022, respectively. No single institutional client other than EQH and its respective subsidiaries accounted for more than approximately 1% of our net revenues for the year ended December 31, 2024.

EQH and Subsidiaries as a % of our Institutional AUM	EQH and Subsidiaries as a % of our Institutional Revenues

4	AllianceBernstein

Part I
As of December 31, 2024, 2023 and 2022, Institutional Services represented approximately 41%, 44% and 46%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 16% of our net revenues for each of those years. Our AUM and revenues are as follows:

Institutional Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in millions)
Equity:
Equity Actively Managed	$48,952	$59,423	$55,731	(17.6%)	6.6%
Equity Passively Managed(1)	24,614	23,630	21,062	4.2	12.2
Total Equity	73,566	83,053	76,793	(11.4)	8.2
U.S.	40,799	40,930	35,428	(0.3)	15.5
Global & Non-U.S.	32,767	42,123	41,365	(22.2)	1.8
Total Equity	73,566	83,053	76,793	(11.4)	8.2
Fixed Income:
Fixed Income Taxable	116,744	126,350	121,871	(7.6)	3.7
Fixed Income Tax-Exempt	1,564	1,317	849	18.8	55.1
Fixed Income Passively Managed(1)	81	306	192	(73.5)	59.4
Total Fixed Income	118,389	127,973	122,912	(7.5)	4.1
U.S.	88,720	95,808	88,800	(7.4)	7.9
Global & Non-U.S.	29,669	32,165	34,112	(7.8)	(5.7)
Total Fixed Income	118,389	127,973	122,912	(7.5)	4.1
Alternatives/Multi-Asset Solutions(2):
U.S.	30,942	13,810	12,873	124.1	7.3
Global & Non-U.S.	98,493	92,288	84,703	6.7	9.0
Total Alternatives/Multi-Asset Solutions	129,435	106,098	97,576	22.0	8.7
Total:
U.S.	160,461	150,548	137,101	6.6	9.8
Global & Non-U.S.	160,929	166,576	160,180	(3.4)	4.0
Total	$321,390	$317,124	$297,281	1.3%	6.7%
Affiliated - EQH	$87,447	$78,942	$70,924	10.8%	11.3%
Non-affiliated	233,943	238,182	226,357	(1.8)	5.2
Total	$321,390	$317,124	$297,281	1.3%	6.7%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2024 Annual Report	5

Part I

Revenues from Institutional Services (by Investment Service)

	Years Ended December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in thousands)
Equity:
Equity Actively Managed	$183,526	$197,822	$220,917	(7.2%)	(10.5%)
Equity Passively Managed(1)	4,190	4,115	4,910	1.8	(16.2)
Total Equity	187,716	201,937	225,827	(7.0)	(10.6)
U.S.	79,185	75,861	80,908	4.4	(6.2)
Global & Non-U.S.	108,531	126,076	144,919	(13.9)	(13.0)
Total Equity	187,716	201,937	225,827	(7.0)	(10.6)
Fixed Income:
Fixed Income Taxable	166,539	180,625	189,679	(7.8)	(4.8)
Fixed Income Tax-Exempt	1,955	1,300	1,182	50.4	10.0
Fixed Income Passively Managed(1)	934	580	425	61.0	36.5
Fixed Income Servicing(2)	22,315	20,149	15,991	10.7	26.0
Total Fixed Income	191,743	202,654	207,277	(5.4)	(2.2)
U.S.	127,699	135,560	128,392	(5.8)	5.6
Global & Non-U.S.	64,044	67,094	78,885	(4.5)	(14.9)
Total Fixed Income	191,743	202,654	207,277	(5.4)	(2.2)
Alternatives/Multi-Asset Solutions(3):
U.S.	130,533	94,488	114,982	38.1	(17.8)
Global & Non-U.S.	190,234	166,964	111,202	13.9	50.1
Total Alternatives/Multi-Asset Solutions	320,767	261,452	226,184	22.7	15.6
Total Investment Advisory and Services Fees:
U.S.	337,417	305,909	324,282	10.3	(5.7)
Global & Non-U.S.	362,809	360,134	335,004	0.7	7.5
Total	700,226	666,043	659,286	5.1	1.0
Distribution Revenues	203	250	268	(18.8)	(6.7)
Shareholder Servicing Fees	367	377	429	(2.7)	(12.1)
Total	$700,796	$666,670	$659,983	5.1%	1.0%
Affiliated - EQH	$157,017	$144,523	$125,229	8.6%	15.4%
Non-affiliated	543,779	522,147	534,754	4.1	(2.4)
Total	$700,796	$666,670	$659,983	5.1%	1.0%
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
The mutual funds we sub-advise for EQH and its subsidiaries constitute our largest retail client. EQH and its subsidiaries accounted for approximately 13%, 14% and 14% of our retail AUM as of December 31, 2024, 2023 and 2022, respectively, and approximately 1% of our retail net revenues for the years ended December 31, 2024, 2023 and 2022.
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
As of December 31, 2024, retail U.S. Fund AUM were approximately $74 billion, or 22% of retail AUM, as compared to $66 billion, or 23%, as of December 31, 2023, and $54 billion, or 22%, as of December 31, 2022. Retail non-U.S. Fund AUM, as of December 31, 2024, totaled $127 billion, or 38% of retail AUM, as compared to $107 billion, or 37%, as of December 31, 2023, and $96 billion, or 39%, as of December 31, 2022.

2024 Annual Report	7

Part I
Our Retail Services represented approximately 42%, 39% and 38% of our AUM as of December 31, 2024, 2023 and 2022, respectively, and the fees we earned from providing these services represented approximately 52%, 46% and 49% of our net revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Our AUM and revenues are as follows:

Retail Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in millions)
Equity:
Equity Actively Managed	$160,638	$137,702	$116,235	16.7%	18.5%
Equity Passively Managed(1)	37,608	34,582	30,445	8.8	13.6
Total Equity	198,246	172,284	146,680	15.1	17.5
U.S.	168,086	141,721	118,547	18.6	19.5
Global & Non-U.S.	30,160	30,563	28,133	(1.3)	8.6
Total Equity	198,246	172,284	146,680	15.1	17.5
Fixed Income:
Fixed Income Taxable	73,839	64,051	53,995	15.3	18.6
Fixed Income Tax-Exempt	44,652	33,014	26,714	35.3	23.6
Fixed Income Passively Managed(1)	10,212	11,066	9,206	(7.7)	20.2
Total Fixed Income	128,703	108,131	89,915	19.0	20.3
U.S.	69,525	52,683	41,151	32.0	28.0
Global & Non-U.S.	59,178	55,448	48,764	6.7	13.7
Total Fixed Income	128,703	108,131	89,915	19.0	20.3
Alternatives/Multi-Asset Solutions(2):
U.S.	2,808	2,724	2,697	3.1	1.0
Global & Non-U.S.	4,498	3,636	3,594	23.7	1.2
Total Alternatives/Multi-Asset Solutions	7,306	6,360	6,291	14.9	1.1
Total:
U.S.	240,419	197,128	162,395	22.0	21.4
Global & Non-U.S.	93,836	89,647	80,491	4.7	11.4
Total	$334,255	$286,775	$242,886	16.6%	18.1%
Affiliated - EQH	$44,009	$40,516	$34,110	8.6%	18.8%
Non-affiliated	290,246	246,259	208,776	17.9	18.0
Total	$334,255	$286,775	$242,886	16.6%	18.1%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services

8	AllianceBernstein

Part I

Revenues from Retail Services (by Investment Service)

	Years Ended December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in thousands)
Equity:
Equity Actively Managed	$869,324	$732,186	$746,889	18.7%	(2.0%)
Equity Passively Managed(1)	12,652	11,283	12,870	12.1	(12.3)
Total Equity	881,976	743,469	759,759	18.6	(2.1)
U.S.	685,686	556,751	558,319	23.2	(0.3)
Global & Non-U.S.	196,290	186,718	201,440	5.1	(7.3)
Total Equity	881,976	743,469	759,759	18.6	(2.1)
Fixed Income:
Fixed Income Taxable	443,908	373,659	390,708	18.8	(4.4)
Fixed Income Tax-Exempt	105,123	88,128	89,450	19.3	(1.5)
Fixed Income Passively Managed(1)	11,160	12,247	13,682	(8.9)	(10.5)
Total Fixed Income	560,191	474,034	493,840	18.2	(4.0)
U.S.	147,419	118,288	119,053	24.6	(0.6)
Global & Non-U.S.	412,772	355,746	374,787	16.0	(5.1)
Total Fixed Income	560,191	474,034	493,840	18.2	(4.0)
Alternatives/Multi-Asset Solutions(2):
U.S.	61,732	44,273	55,356	39.4	(20.0)
Global & Non-U.S.	17,794	13,499	13,484	31.8	0.1
Total Alternatives/Multi-Asset Solutions	79,526	57,772	68,840	37.7	(16.1)
Total Investment Advisory and Services Fees:
U.S.	894,837	719,312	732,728	24.4	(1.8)
Global & Non-U.S.	626,856	555,963	589,711	12.8	(5.7)
Consolidated company-sponsored investment funds	486	836	770	(41.9)	8.6
Total	1,522,179	1,276,111	1,323,209	19.3	(3.6)
Distribution Revenues	703,174	569,485	594,431	23.5	(4.2)
Shareholder Servicing Fees	85,964	80,424	83,268	6.9	(3.4)
Total	$2,311,317	$1,926,020	$2,000,908	20.0%	(3.7%)
Affiliated - EQH	$24,060	$21,842	$23,836	10.2%	(8.4%)
Non-affiliated	2,287,257	1,904,178	1,977,072	20.1	(3.7)
Total	$2,311,317	$1,926,020	$2,000,908	20.0%	(3.7%)
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2024 Annual Report	9

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
Our Private Wealth Services represented approximately 17%, 17% and 16% of our AUM as of December 31, 2024, 2023 and 2022, respectively. The fees we earned from providing these services represented approximately 28%, 25% and 25% of our net revenues for 2024, 2023 and 2022. Our AUM and revenues are as follows:

Private Wealth Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in millions)
Equity:
Equity Actively Managed	$53,788	$50,351	$45,977	6.8%	9.5%
Equity Passively Managed(1)	6,102	3,851	2,304	58.5	67.1
Total Equity	59,890	54,202	48,281	10.5	12.3
U.S.	39,056	33,639	28,014	16.1	20.1
Global & Non-U.S.	20,834	20,563	20,267	1.3	1.5
Total Equity	59,890	54,202	48,281	10.5	12.3
Fixed Income:
Fixed Income Taxable	18,712	18,201	14,391	2.8	26.5
Fixed Income Tax-Exempt	29,971	26,760	24,953	12.0	7.2
Fixed Income Passively Managed(1)	—	2	2	(100.0)	—
Total Fixed Income	48,683	44,963	39,346	8.3	14.3
U.S.	43,969	40,166	34,764	9.5	15.5
Global & Non-U.S.	4,714	4,797	4,582	(1.7)	4.7
Total Fixed Income	48,683	44,963	39,346	8.3	14.3
Alternatives/Multi-Asset Solutions(2):
U.S.	9,504	6,923	6,607	37.3	4.8
Global & Non-U.S.	18,462	15,167	12,021	21.7	26.2
Total Alternatives/Multi-Asset Solutions	27,966	22,090	18,628	26.6	18.6
Total:
U.S.	92,529	80,728	69,385	14.6	16.3
Global & Non-U.S.	44,010	40,527	36,870	8.6	9.9
Total	$136,539	$121,255	$106,255	12.6%	14.1%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

10	AllianceBernstein

Part I

Revenues from Private Wealth Services (by Investment Service)

	Years Ended December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in thousands)
Equity:
Equity Actively Managed	$552,321	$502,673	$521,155	9.9%	(3.5%)
Equity Passively Managed(1)	24,473	14,711	8,700	66.4	69.1
Total Equity	576,794	517,384	529,855	11.5	(2.4)
U.S.	359,338	304,456	295,235	18.0	3.1
Global & Non-U.S.	217,456	212,928	234,620	2.1	(9.2)
Total Equity	576,794	517,384	529,855	11.5	(2.4)
Fixed Income:
Fixed Income Taxable	81,457	70,887	66,851	14.9	6.0
Fixed Income Tax-Exempt	134,814	124,438	125,123	8.3	(0.5)
Fixed Income Passively Managed(1)	8	13	1,804	(38.5)	(99.3)
Total Fixed Income	216,279	195,338	193,778	10.7	0.8
U.S.	184,086	164,601	159,411	11.8	3.3
Global & Non-U.S.	32,193	30,737	34,367	4.7	(10.6)
Total Fixed Income	216,279	195,338	193,778	10.7	0.8
Alternatives/Multi-Asset Solutions(2):
U.S.	311,875	223,518	195,666	39.5	14.2
Global & Non-U.S.	114,786	97,074	69,245	18.2	40.2
Total Alternatives/Multi-Asset Solutions	426,661	320,592	264,911	33.1	21.0
Total Investment Advisory and Services Fees:
U.S.	855,299	692,575	650,311	23.5	6.5
Global & Non-U.S.	364,435	340,739	338,232	7.0	0.7
Total	1,219,734	1,033,314	988,543	18.0%	4.5%
Distribution Revenues	23,293	16,528	12,496	40.9	32.3
Shareholder Servicing Fees	2,864	3,001	2,964	(4.6)	1.2
Total	$1,245,891	$1,052,843	$1,004,003	18.3%	4.9%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2024 Annual Report	11

Part I
Bernstein Research Services
Effective April 1, 2024, AB and Societe Generale ("SocGen") completed their previously announced transaction to form a global joint venture with two joint venture holding companies, one outside of North America and one within North America ("NA JV", and together the "JVs"). AB owns a majority interest in the NA JV while SocGen owns a majority interest in the joint venture outside of North America. AB has deconsolidated the Bernstein Research Services business ("Bernstein Research Services" or "BRS") and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer Sanford C. Bernstein & Co., LLC. For further discussion, see Note 24 Divestitures to AB's consolidated financial statements in Item 8.
Prior to the deconsolidation of the BRS business, we earned revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensated us principally by directing us to execute brokerage transactions on their behalf, for which we earned commissions, and to a lesser extent, by paying us directly for research through commission sharing agreements or cash payments. Bernstein Research Services accounted for approximately 2%, 9% and 10% of our net revenues for the years ended December 31, 2024, 2023 and 2022, respectively.
For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.
Our Bernstein Research Services revenues are as follows:

Revenues from Bernstein Research Services

	Years Ended December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in thousands)
Bernstein Research Services	$96,222	$386,142	$416,273	(75.1%)	(7.2%)
Custody
Our U.S. based broker-dealer subsidiary acts as custodian for substantially all of our Private Wealth Management AUM and some of our Institutional AUM. Other custodian arrangements, directed by clients, or where clients authorize or instruct us to appoint a custodian on their behalf, include banks, trust companies, brokerage firms and other financial institutions.
People Management
As a leading global investment management and research firm, we bring together a wide range of insights, expertise, and innovation to advance the interests of our clients around the world. The intellectual capital and distinctive knowledge of our employees are collectively the most important assets of our firm, so the long-term sustainability and success of our firm is heavily dependent on our people. Our People team plays a central role in supporting our employees and advancing their work experience. We are keenly focused on fostering an inclusive culture; encouraging innovation; sourcing, developing, and retaining top performing talent; and consistently aligning employees’ incentives and risk taking with those of the firm.
As a result, we have a robust firm culture that helps us to elevate performance and drive excellence. Further, our firm’s role as a fiduciary is embedded in our culture and our day-to-day practices. As a fiduciary, our firm’s primary objective is to act in our clients' best interests and help them reach their financial goals.
Also, our Board of Directors (the "Board") and committees of the Board, particularly our Compensation and Workplace Practices Committee, provide oversight into various matters affecting our people, including emerging people management risks and strategies to mitigate our exposure to those risks. These collaborative efforts contribute to the overall framework that guides how AB oversees a workforce that supports our values and drives our strategic initiatives.
Talent Acquisition and Development
AB seeks to excel as an organization, in investment performance, client service, and being defined as an employer of choice. Across our global offices, we recruit and hire a workforce with diverse perspectives, backgrounds, and experiences. Our talent acquisition strategy helps us serve both our clients and our workforce, hand in hand, at an optimal level. We engage external organizations, including search firms and partnerships to assist in attracting and recruiting top talent at all levels. We also leverage technology tools to source and evaluate candidates against our needs and we continue to prioritize attracting diverse talent throughout our search activities. Outside of traditional recruiting, we believe investing in emerging talent is key to our future planning. Both our internship and associate programs serve as robust pipelines for future leadership. The talent acquisition process is our firm’s first impression to future employees, and we strive to provide all candidates with a unique and

12	AllianceBernstein

Part I
compelling experience. Enhancing the firm’s recruiting efforts to include talent with a nontraditional path to financial services has been a focus area this year. We recognize that traditional recruitment efforts may not always provide access to the full range of top talent available in the marketplace. Therefore, we remain committed to implementing a recruiting strategy that is broad and includes partnering with community organizations, exploring alternative education and training programs, while more effectively leveraging the networks of our existing top performing talent leading to a valuable expansion of the pool of qualified applicants available to the firm.
We focus heavily on high candidate engagement, an efficient offer process and sound onboarding to support success. Learning and continued development are central to our talent strategy. In addition to an established culture of mentoring, we leverage technology to develop and deploy relevant coursework. Internal mobility is championed throughout the firm and progressing assignments of responsibility offer employees career growth and new opportunities. We remain highly committed to development and believe that top performers expect and deserve this ongoing investment.
Employee Engagement and Fostering an Inclusive Culture
We believe a workforce is most engaged when employees feel connected to our culture. We seek to create a workplace where our people recognize the high importance of the work they do and enjoy the environment where the work gets done. By creating a culture of both high performance and accountability, we see employees thrive and contribute at their highest levels. It is important that our employees are not only connected to our business but also to the communities in which we operate. We offer many opportunities to volunteer, including our firm-wide philanthropic initiative, AB Gives Back. We prioritize the well-being of our staff through our global wellness programming, employee wellness groups, and our hybrid work schedule. Measuring engagement is key to understanding the views and perspectives of the organization. We utilize AB Voice, a periodic engagement survey designed to measure employee sentiment, to identify and address gaps that could impact productivity and retention.
AB is committed to promoting a diverse and inclusive workplace because we believe it has had a positive impact on our people, clients, and communities. In 2024, the workplace continued to undergo changes driven by various factors including rapid technological changes, evolving employee expectations, nuanced global needs and broader societal shifts. We have navigated the current dynamic environment by fostering a culture of continuous learning with a focus on employee engagement, exploring nontraditional recruiting sources, and locally driven inclusion initiatives.
We have prioritized initiatives and events that allow for learning, employee development and healthy discourse to cultivate an environment centered on inclusion. Our Employee Resource Groups hosted over 70 events which aimed to not only foster an inclusive work environment, but also contribute to business opportunities and the professional development of employees worldwide. Additionally, we leverage data from our annual engagement survey to inform our decision-making process and gain a deeper understanding of the ever-changing needs of our diverse workforce across the globe.
Compensation and Benefits
We recognize the role that a competitive total reward offering plays in attracting and retaining top talent. Our pay practices include base salaries, annual cash bonuses, and, for employees with total compensation over $300,000 annually, a long-term incentive compensation award. These awards are generally denominated in restricted AB Holding Units. We utilize this structure with intentionality to foster a stronger sense of ownership by employees, aligning their interests directly with the interests of our Unitholders and indirectly with the interests of our clients. We are a meritocracy and pay for performance under the auspices of providing compensation that is competitive and consistent with employee positions, skill levels, performance, experience, knowledge, and geographic location. Annually, we engage a compensation consulting firm to independently evaluate the accuracy of our executive compensation and to provide benchmarking against our industry peers. We also use these insights to make pay decisions for the broader organization. Periodically, we engage outside counsel to conduct privileged pay equity reviews. Pay is evaluated on an annual basis, with the firm providing merit-based and cost of living annual base salary increases, as well as incentive compensation. This information is communicated to employees at year-end. On occasion, pay is adjusted off-cycle due to internal transfer and/or promotion. Based on unique geographies, the firm makes benefits available to all eligible employees, including health insurance, paid and unpaid leaves, a self-directed retirement plan, and life and disability/accident coverage. We also offer a variety of voluntary benefits, ranging from adoption and surrogacy assistance to tuition reimbursement, which allows employees to select the offerings that meet their individual needs.
Employees
As of December 31, 2024, our firm had 4,341 full-time employees as compared to 4,707 employees as of December 31, 2023. The decrease was primarily due to the BRS deconsolidation.

2024 Annual Report	13

Part I
As of December 31, 2024, our employees reflected the following characteristics and locations:

Region:	Female	% Female	Male	% Male	Grand Total	% of Total
Americas	1,082	26%	1,870	45%	2,952	71%
Asia ex Japan	319	8%	407	9%	726	17%
EMEA	181	4%	236	6%	417	10%
Japan	56	1%	36	1%	92	2%
Grand Total(1)	1,638	39%	2,549	61%	4,187	100%
(1)The table above reflects only those employees who have self-reported as male or female and as such does not reconcile to our total of 4,341 full-time employees as of December 31, 2024.
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
In 2015, we established a new brand identity by prominently incorporating “AB” into our brand architecture, while maintaining the legal names of our corporate entities. With this and other related refinements, our company and each of its subsidiaries, including our Institutional and Retail businesses, are referred to as “AllianceBernstein (AB)” or simply “AB.” Private Wealth Management is referred to as “AB Bernstein.”
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
AB, AB Holding, the General Partner and five of our subsidiaries (Sanford C. Bernstein & Co., LLC (“SCB LLC”), AB Broadly Syndicated Loan Manager LLC, AB Custom Alternative Solutions LLC, AB Private Credit Investors LLC, and AB CarVal Investors) are registered with the SEC as investment advisers under the Investment Advisers Act. Additionally, AB Holding is an NYSE-listed company and, accordingly, is subject to applicable regulations promulgated by the NYSE. Also, AB, SCB LLC and AB Custom Alternative Solutions LLC are registered with the Commodity Futures Trading Commission (“CFTC”) as commodity pool operators and commodity trading advisers; SCB LLC also is registered with the CFTC as a commodities introducing broker.
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

14	AllianceBernstein

Part I
SCB LLC and another of our subsidiaries, AllianceBernstein Investments, Inc., are registered with the SEC as broker-dealers, and both are members of the Financial Industry Regulatory Authority.
Many of our subsidiaries are subject to the oversight of regulatory authorities in the jurisdictions outside the United States in which they operate, including the Ontario Securities Commission, the Investment Industry Regulatory Organization of Canada, the European Securities and Markets Authority, the Financial Conduct Authority in the U.K., the CSSF in Luxembourg, the Financial Services Agency in Japan, the Securities & Futures Commission in Hong Kong, the Monetary Authority of Singapore, the Financial Services Commission in South Korea, and the Financial Supervisory Commission in Taiwan. While these regulatory requirements often may be comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause us to incur substantial expenditures of time and money related to our compliance efforts. For additional information relating to the regulations that impact our business, please refer to "Risk Factors" in Item 1A.
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
In April 2024, AB and Societe General, a leading European Bank, completed their previously announced transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB deconsolidated the Bernstein Research Services business and contributed the business to the joint ventures. AB has retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer, Sandford C Bernstein LLC. AB maintains an equity method investment in the joint ventures. For further discussion, see Note 24 Divestitures to AB's consolidated financial statements in Item 8.

2024 Annual Report	15

Part I
As of December 31, 2024, the condensed ownership structure of AB is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):
The General Partner owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB. Including these general partnership interests, EQH, directly and through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 61.9% interest in AB as of December 31, 2024.
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
We derive most of our revenues from investment advisory and services fees, typically calculated as a percentage of the value of AUM on a specified date or as an average over a billing period. These fees vary based on the type of service, account size, and total assets managed for a client. Several factors can adversely affect our AUM and composition, including:
•Market Factors: Our AUM remain sensitive to global financial market volatility, such as the inflationary pressures and interest rate increases in 2022 and 2023, followed by interest rate decreases and renewed inflationary concerns in 2024. Continued global economic uncertainty may lead to market volatility, potentially reducing our revenues and net income. Interconnected global economies mean that instability in one region can impact others. Political, social, or economic instability, wars (e.g., Ukraine and the Middle East), terrorism, health crises (e.g., COVID-19), natural disasters, and other unforeseen events can significantly affect financial markets and our AUM, revenues, and net income. Market volatility and reduced margin financing availability can limit liquidity, making it difficult to sell certain securities at their true value. While liquidity was stable in 2024, future deterioration could adversely affect our AUM, revenues, and net income.
•Geographic and Geopolitical Factors: Our clients and our AUM are geographically diverse as approximately 27% of our clients’ domicile is outside the US (primarily Europe, Asia, and the Americas) and approximately 38% of our AUM by Investment Services are non-US. Local or regional events including political, social, or economic instability, wars (e.g., Ukraine and the Middle East), challenges to currently recognized international borders (such as those made by China toward Taiwan), terrorism, health crises (e.g., COVID-19), natural disasters, and other unforeseen events can significantly affect our clients’ demand for our services, local and regional financial markets, and our AUM, revenues, and net income. Specifically, our clients and the investment funds we manage in mainland China, Taiwan, and Hong Kong, as well as any of our investment services with a regional investment focus in this geographic area, may be significantly impacted by a China/Taiwan conflict. The disputed status of Taiwan and the possibility of military conflict with China is a significant geopolitical risk that could materially impact our business in Taiwan.
•Client Preferences: Clients can withdraw their assets at any time with short notice. Shifts in market dynamics and investment trends, such as a move towards less risky investments by defined benefit plan sponsors and a shift to lower-fee passive services, may reduce interest in our investment products. Loss or decrease in AUM reduces our advisory and services fees and revenues.
•Our Investment Performance: Our success in achieving investment returns that match or exceed those of similar asset classes and competing services is crucial for retaining clients and attracting new ones. If our investment performance is poor, either in absolute terms or compared to peers and benchmarks, clients may redeem their assets, and potential clients might choose other investment firms.
•Investing Trends: The fees we charge for our various investment products and services can vary widely. Our overall fee income changes as clients move their assets between accounts or products with different fee structures. For more details on our fee rates, see “Net Revenues” in Item 7).
•Service Changes. We might need to lower our fees, change our fee structures, or adjust the services we offer due to factors like new regulations, advancements in asset management technology (such as algorithmic strategies and new financial technologies), court rulings, and competitive pressures. Lowering our fees would decrease our revenue.
•Interest Rate Changes: Changes in interest rates, especially rapid and significant increases, can negatively impact investor interest in and the value of our fixed income and multi-asset investment portfolios.

2024 Annual Report	17

Part I
A decrease in the value or amount of our AUM, an adverse mix shift in our AUM, or a reduction in our fee levels would negatively impact our investment advisory fees and revenues. Reduced revenues, without a corresponding decrease in expenses, would adversely affect our operating results.
The shift from actively managed investment services to passive services has negatively impacted our investment advisory and services fees, revenues and results of operations, and this trend may continue.
The competitive landscape has become tougher as active managers, who select individual securities, have generally underperformed compared to passive services, which follow market indices. This general underperformance has reduced the flows into actively managed funds, and increased the flows into passive strategies. Achieving organic growth through net inflows remains challenging for active managers like us and requires gaining market share from other active managers.
Our reputation could suffer if we are unable to deliver consistent, competitive investment performance.
Our business relies on the trust and confidence of our clients. Damage to our reputation, such as from poor or inconsistent investment performance, can significantly reduce our AUM and hinder our ability to maintain or grow our business.
EQH and its subsidiaries provide a significant amount of our AUM and fund a significant portion of our new product initiatives, and if our agreements with them terminate or they withdraw capital support it could have a material adverse effect on our business, results of operations and/or financial condition.
EQH, our parent company, and its subsidiaries are our largest client, representing about 17% of our AUM as of December 31, 2024, and contributing approximately 4% of our net revenues. Our investment management agreements with EQH can be terminated at any time or on short notice by either party, and EQH is not obligated to maintain any level of AUM with us. Termination of these agreements by EQH could have a material adverse effect on our business, results of operations, and financial condition.
Our business is dependent on investment advisory agreements with clients, and selling and distribution agreements with various financial intermediaries and consultants, which generally are subject to termination or non-renewal on short notice.
We generate most of our revenue through written investment management agreements with institutional investors, mutual funds, private wealth clients, and selling and distribution agreements with financial intermediaries that distribute AB Funds, including our active ETFs. These agreements, including those with EQH and its subsidiaries, can generally be terminated at any time or with short notice by either party. The investment management agreements for U.S. Funds must be reviewed and approved annually by the Funds’ boards of directors, most of whom are independent. There is no guarantee that these boards will approve the agreements each year or that they won't impose unfavorable terms. Additionally, investors in AB Funds can redeem their investments without notice. Termination or non-renewal of a significant number of these agreements, or a substantial increase in redemption rates, could negatively impact our operations and business prospects.
Similarly, our selling and distribution agreements with securities firms, brokers, banks, and other financial intermediaries can be terminated by either party with notice (usually 30 days) and do not require the intermediaries to sell a specific amount of fund shares. These intermediaries often offer competing investment products. Some institutional investors rely on consultants to choose investment advisers, and our services may not always be recommended by these consultants. This could lead to clients moving their assets to other advisers, resulting in significant net outflows.
Lastly, our Private Wealth Services depend on referrals from financial planners, registered investment advisers, and other professionals. We cannot be certain that we will continue to receive these referrals. Losing access to these referrals could adversely affect our operations and business prospects.
Performance-based fee arrangements with our clients may cause greater fluctuations in our net revenues.
We sometimes charge performance-based fees, which include a base advisory fee plus an additional fee based on investment results, either in absolute terms or relative to a benchmark. Some of these fees have a high-watermark provision, meaning if a client account underperforms, it must recover losses before we can earn future performance-based fees. Failure to meet performance targets means no performance-based fee for that period, and high-watermark provisions can impair future fee earnings.
We earn performance-based fees on 7.4%, 8.0% and 0.3% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.5% of our AUM). An increase in AUM subject to performance-based fees could lead to greater revenue and earnings volatility. Our performance-based fees were $271.0 million, $144.9 million and $145.2 million in 2024, 2023 and 2022, respectively.
We may be unable to develop new products and services, and the development of new products and services may expose us to reputational harm, additional costs or operational risk.
Our financial performance relies on our ability to quickly adapt to changes in the asset management industry, meet evolving client needs, and develop, market, and manage new investment products and services. Creating new products, including those focused on specific industries, sectors, or criteria like ESG, requires continuous innovation, significant time, resources, and ongoing support.

18	AllianceBernstein

Part I
Introducing new products and services involves substantial risks and uncertainties, such as establishing appropriate operational controls, adapting to shifting client and market preferences, facing competition, and complying with regulatory requirements. We cannot guarantee that we will successfully develop new products and services within the necessary timeframes. Failure to do so, or to manage the associated operational risks effectively, could damage our reputation, increase costs, and negatively impact our AUM, revenues, and operating income.
Fluctuations in the exchange rates between the U.S. dollar and various other currencies can adversely affect our AUM, revenues and results of operations.
Although much of our net revenues, expenses, and AUM are currently denominated in U.S. dollars, we have subsidiaries and clients outside the U.S. with different functional currencies. A weakening of these currencies relative to the U.S. dollar reduces the U.S. dollar value of our revenues and AUM denominated in those currencies. Consequently, fluctuations in U.S. dollar exchange rates impact our AUM, revenues, and reported financial results. Our efforts to hedge against these fluctuations may not be successful, potentially negatively affecting our revenues and financial results.
Our seed capital investments are subject to market risk. While we enter into various futures, forwards, swap and option contracts to economically hedge many of these investments, we also may be exposed to market risk and credit-related losses in the event of non-performance by counterparties to these derivative instruments.
We have a seed investment program to build track records and support marketing for our new products. These investments are subject to market risk. Our risk management team oversees a seed hedging program to minimize this risk, considering practical and cost factors. However, not all seed investments are hedged, exposing us to market risk. Additionally, we may face basis risk, as we cannot always precisely hedge our market exposure, leading to potential relative spreads between market sectors. Consequently, capital market volatility can significantly impact our financial and operating results.
We use various derivative instruments, such as futures, forwards, swaps, and options, in our seed hedging program. While we hedge broad market risks, our hedges are imperfect, leaving some market risk. Furthermore, using derivatives introduces counterparty risk (the risk of credit-related losses if counterparties fail to perform), regulatory risk (e.g., short selling restrictions), and cash/synthetic basis risk (the risk that underlying positions do not move identically to related derivatives).
We may engage in strategic transactions that could pose risks.
As part of our business strategy, we consider strategic transactions (such as our insurance sidecar transaction with Ruby Reinsurance Company), including acquisitions (e.g., CarVal Investors in 2022), dispositions, mergers, consolidations, and joint ventures (e.g., our partnership with SocGen). These transactions may involve significant risks and challenges, including:
•adverse effects on our earnings if acquired intangible assets or goodwill become impaired;
•unknown liabilities or contingencies that arise post-closing;
•exposure to a new regulatory regime;
•potential disputes with counterparties; and
•increased leverage or dilution of existing Unitholders if transactions are funded with AB Units or AB Holding Units.
Acquisitions also pose the risk of losing customers or employees and underperforming relative to expectations. Additionally, losing investment personnel may result in losing expected AUM, adversely affecting our results of operations.
We carry non-controlling interests of joint ventures on our balance sheet that impact our financial performance.
Our business includes non-controlling interests in joint ventures, which pose several risks to our financial condition and results. As a non-controlling partner, we have limited influence over operations and strategic decisions, which may not align with our objectives. Each joint venture's actions could impact its profitability and our share of earnings. Financial difficulties or operational challenges may require us to impair the investment's value in our financial statements. Disputes with partners could lead to costly litigation or dissolution of the joint venture. These factors could reduce our investment returns and negatively impact our financial performance.
We are the guarantor of certain guarantees and credit lines of our consolidated and unconsolidated affiliates, over which we may have limited influence.
As guarantor for certain guarantees and credit lines of our subsidiaries, we face significant financial risks if any subsidiary experiences financial distress or defaults. In such cases, we may need to fulfill these commitments, which could affect our liquidity and financial condition. For unconsolidated affiliates, these risks may be heightened due to lack of control over those entities' operations.
We may not accurately value the securities we hold on behalf of our clients or our company investments.
In accordance with applicable regulatory requirements, contractual obligations or client direction, we have procedures for pricing and valuing securities and other positions in client accounts or company investments. Our Valuation Committee and sub-committees, comprising senior officers and employees, oversee a consistent framework of pricing controls and valuation processes for the firm and its advisory affiliates. If market quotations for a security are unavailable, the Valuation Committee determines its fair value.

2024 Annual Report	19

Part I
Extraordinary market volatility, liquidity constraints, or failure to consider all factors when determining fair value could lead to improper valuation of securities. This could result in inaccurate AUM figures, incorrect net asset values for company-sponsored funds, and inaccurate financial reporting. Although the percentage of our AUM based on limited market observability is not significant, inaccurate valuations can harm clients, create regulatory issues, and damage our reputation.
The quantitative and systematic models we use in certain of our investment services may contain errors, resulting in imprecise risk assessments and unintended output.
We use quantitative and systematic models in many of our investment services, often alongside fundamental research. These models are developed by senior quantitative professionals and implemented by IT professionals. Our Model Risk Oversight Committee, supported by the Model Risk Team, oversees the model governance framework and review activities. However, due to the complexity and data dependency of these models, errors may occur, and our controls might fail to detect them. Undetected errors could lead to client losses and reputational damage.
The financial services industry is intensely competitive.
We compete based on factors such as investment performance, range of services, innovation, reputation, and price. Our global presence means we often face competitors with more experience and established relationships in local markets, potentially hindering our expansion. If we fail to maintain or improve our investment performance, client flows may suffer, making competition more challenging.
Increased competition could reduce the demand for our products and services, adversely affecting on our financial condition, results of operations and business prospects. For more information regarding competitive factors, see “Competition” in Item 1.
People-related Risks
We may be unable to continue to attract, motivate and retain key personnel, and the cost to retain key personnel could put pressure on our adjusted operating margin.
Our business relies on attracting, motivating, and retaining highly skilled technical, investment, managerial, and executive personnel. The market for these professionals is extremely competitive, and their departure could lead to losing client accounts or fewer new business opportunities, adversely affecting our operations and prospects.
A decline in revenues may limit our ability to offer competitive compensation, and maintaining or increasing pay without a revenue increase could negatively impact our operating margin. For additional information regarding our compensation practices, see "Compensation Discussion and Analysis" in Item 11.
Our process of relocating our headquarters may not be executed as we have envisioned.
We have relocated many positions from the New York metropolitan area to our new corporate headquarters in Nashville, Tennessee (see “Relocation Strategy” in Item 7 for more details). While the transition period has been completed, and the associated transition costs and favorable EPU impact have been in line with our estimates, the ongoing long term impact of this move is uncertain and may affect our ability to motivate and retain current employees and hire qualified staff in Nashville.
Employee misconduct, which can be difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant regulatory scrutiny, legal liability and reputational harm.
The financial services industry has seen several high-profile cases of employee fraud and misconduct, and we are not immune. Misconduct could involve the improper use or disclosure of confidential information, leading to legal action, regulatory sanctions, and reputational or financial harm. Additionally, fraud, bribery, and other deceptive practices by our employees could result in regulatory scrutiny, legal liability, and reputational damage.
Operational, Technology and Cyber-related Risks
Technology failures and disruptions, including failures to properly safeguard confidential information, can significantly constrain our operations and result in significant time and expense to remediate, which could result in a material adverse effect on our results of operations and business prospects.
We heavily rely on software and related technologies, both proprietary and from third-party vendors, for various business functions such as obtaining securities pricing, processing client transactions, storing data, and providing client reports. Despite our security measures and business continuity plans, we may still face system delays and interruptions due to natural disasters, hardware failures, software defects, power outages, acts of war, cyber attack or third-party failures. These issues could prevent us from performing critical business functions or complying with regulatory requirements, leading to loss of client confidence, reputational damage, disciplinary action, and liability.
Many of our software applications are licensed from third-party vendors who also provide support, upgrades, and maintenance. Suspension or termination of these licenses or services could cause temporary system delays or interruptions. Additionally, rapid technological advancements may allow competitors to implement more advanced platforms, putting us at a competitive disadvantage and negatively impacting our operations and business prospects.

20	AllianceBernstein

Part I
We also risk losses if we fail to protect sensitive and confidential information. We handle and transmit confidential client and employee information and proprietary business data. Despite our protective measures, our systems could be vulnerable to cyber attacks or unauthorized access, including from insiders. Such breaches could expose our proprietary information to competitors, require significant resources to address, harm our reputation, and result in liability under data protection laws, increasing costs or reducing revenues.
Any significant security breach of our information and cyber security infrastructure, as well as our failure to properly escalate and respond to such an incident, may significantly harm our operations and reputation.
Ensuring the continuity and effectiveness of our information and cyber security infrastructure, policies, procedures, and capabilities is crucial to protect our systems and data. Despite our protective measures, including advanced security technology, our systems may still be vulnerable to unauthorized access, supply chain attacks, computer viruses, and other security threats, such as cybercriminal attacks (e.g., phishing and ransomware). These threats could significantly harm our operations, our ability to service our clients and our reputation.
We also take precautions to password-protect and encrypt our laptops and other mobile devices. However, if these devices are stolen, misplaced, or left unattended, they could be hacked or used without authorization, posing a security risk and potentially leading to costly consequences.
Although we have a robust cybersecurity infrastructure and incident preparedness strategy that we test frequently, we may not always respond quickly enough to a cyber incident. Any delay in response could damage our reputation, lead to litigation and regulatory scrutiny, and incur significant remediation costs. For more details see "Cybersecurity" in Item 1C.
Climate change and other unpredictable events, including outbreak of infectious disease, natural disaster, dangerous weather conditions, technology failure, terrorist attack and political unrest, may adversely affect our ability to conduct business.
War, terrorist attacks, political unrest, power failures, climate change, natural disasters, and pandemics (such as COVID-19) could disrupt our operations by:
•decreasing investor confidence and making investment products less attractive;
•causing loss of life;
•triggering technology failures or delays;
•breaching our information and cyber security infrastructure; and
•requiring substantial capital expenditures and operating expenses to remediate damage and restore operations.
Climate change may increase the severity and frequency of disasters, affect our investment portfolio, and influence investor sentiment. It may also lead to regulatory changes impacting the companies in which we invest.
Despite our contingency plans, including system security measures, information backup, and disaster recovery processes, disruptions in infrastructure (electrical, communications, transportation) in key business centers (Nashville, New York City, San Antonio, London, Hong Kong, and India) could adversely affect our operations. If employees cannot access offices or communicate and travel, our business with clients may suffer, and contingency plans may fail.
Unauthorized access, system failures, or data loss could lead to legal proceedings, regulatory penalties, operational disruptions, and reputational damage. Loss of experienced staff or inadequate work facilities could also disrupt operations, affecting our financial condition and business prospects. Our property and business interruption insurance may not cover all potential losses.
Our own operational failures or those of third parties on which we rely, including failures arising out of human error, could disrupt our business, damage our reputation and reduce our revenues.
Weaknesses or failures in our internal processes or systems could disrupt operations, lead to client liability, disciplinary action, or harm our reputation. Our business relies on processing large, complex transactions daily across diverse markets, adhering to client guidelines and regulatory standards.
We must exercise skill, care, and prudence in our services. Despite our highly trained employees, the volume of transactions makes occasional errors likely. If a mistake causes financial harm to a client, we must promptly rectify it. Significant errors can materially affect our reputation, operations, and business prospects.
The individuals and third-party vendors on whom we rely to perform services for us or our clients may be unable or unwilling to honor their contractual obligations to us.
We rely on various counterparties and third-party vendors to enhance our investment, operational, financial, and technological capabilities. However, using third-party vendors does not diminish our responsibility to meet client and regulatory obligations. During market stress, default rates, credit downgrades, and collateral valuation disputes can increase significantly.

2024 Annual Report	21

Part I
Financial market disruptions and economic challenges may cause our counterparties and vendors to face cash flow problems or insolvency, leading to significant costs and impairing our business operations. Weaknesses or failures in a vendor's processes, systems, or business continuity plans can disrupt our operations.
Additionally, vendors may lack the infrastructure to safeguard our confidential data effectively. If we cannot manage the risks associated with third-party relationships, we may face fines, disciplinary action, and reputational damage.
We may not always successfully manage actual and potential conflicts of interest that arise in our business.
We must increasingly manage actual and potential conflicts of interest, including situations where our services to one client may conflict with another's interests. Failure to address these conflicts adequately could harm our reputation, operations, and business prospects. We have procedures and controls to identify and mitigate conflicts, including preventing improper information sharing. However, managing conflicts is complex. If we fail, or appear to fail, in handling conflicts appropriately, our reputation could suffer, and clients may be less willing to engage with us. Additionally, potential or perceived conflicts could lead to litigation or regulatory enforcement actions.
Maintaining adequate liquidity for our general business needs depends on certain factors, including operating cash flows and our access to credit on reasonable terms.
Our financial condition depends on cash flow from operations, which is influenced by capital market performance, our ability to maintain and grow AUM, and other factors beyond our control. Adverse market conditions, profitability, perceived creditworthiness, and changes in government regulations, including tax and interest rates, may limit our ability to issue debt on reasonable terms. Our access to credit also depends on our firm's credit ratings.
In 2024, Moody’s and Standard & Poor's affirmed our long-term and short-term credit ratings with a stable outlook. However, future downgrades could increase borrowing costs and limit capital market access, potentially leading to unanticipated costs or revised strategic plans, adversely affecting our financial condition, operations, and business prospects.
An impairment of goodwill may occur.
Determining goodwill impairment requires significant management judgment. Prolonged depressed securities valuations, deteriorating market conditions, or significant net redemptions can adversely affect our AUM, revenues, profitability, and unit price. Although the AB Holding Unit price is one factor in fair value calculation, significant declines make it harder to conclude that fair value exceeds carrying value.
Economic conditions also impact control premiums, industry earnings multiples, and discount rates, potentially leading to more frequent impairment tests based on negative assumptions and future cash flow projections. This could result in a material charge to our earnings. For more information on our impairment testing, see Item 7.
The insurance that we purchase may not fully cover all potential exposures.
We maintain various types of insurance, including professional liability, errors & omissions, fidelity, cyber, property, casualty, and business interruption. However, this insurance may not cover all business risks and is subject to exclusions, limitations, high deductibles, and maximum limits. Some types of insurance may not always be available on commercially acceptable terms or at all. We cannot guarantee that claims will be covered by our policies, will not exceed our coverage, or that insurers will remain solvent. Future coverage may not be obtainable at current levels, and premiums may increase significantly. Additionally, if our affiliates exclude us from joint insurance arrangements, we may need to secure stand-alone coverage with potentially less favorable terms and higher costs.
Legal and Regulatory-related Risks
Our business is subject to pervasive, complex and continuously evolving global regulation, compliance with which involves substantial expenditures of time and money, and violation of which may result in material adverse consequences.
Our business is subject to federal and state laws, securities regulations, exchange rules, and foreign jurisdiction laws. Violations could result in civil or criminal liability, sanctions, license or registration revocation, fines, or business suspension. Such outcomes could materially affect our financial condition, operations, and business prospects. Even without a finding of wrongdoing, regulatory proceedings could require significant time and money and potentially damage our reputation.
Global regulators have increased oversight of financial services, impacting our business with new and proposed regulations, especially in investment management. Compliance has also become more expensive and time-consuming. For example, regulatory focus on ESG practices remains significant. The SEC continues to scrutinize ESG investment labeling to prevent misleading claims. Privacy regulations such as the General Data Protection Regulation ("GDPR") in Europe have strengthened privacy rules for organizations handling personal data, granting individuals more rights and control over the use of their personal data, and greatly increasing penalties for noncompliance. In many other jurisdictions in which our subsidiaries operate, there is ongoing change to update and strengthen privacy regulations in a manner similar to GDPR, such as the California Consumer Privacy Act and California Privacy Rights Act, and India’s Digital Personal Data Protection Act. The European Commission's (the "EU") action plan and the EU Sustainable Finance Disclosure Regulation also impose increased

22	AllianceBernstein

Part I
restrictions, disclosure obligations, and compliance costs, with potential reputational risks. In Taiwan, the Financial Supervisory Commission implemented limits on local ownership of offshore investment products in 2015. While we have had exemptions, losing them could force local investors to redeem their investments in our funds, significantly reducing our advisory fees and revenues.
Our fund management company (“FMC”) operations in China are subject to a number of regulatory risks, created by an opaque political system evolving regulatory environment and complex data security and data transfer regulations. Foreign governments like China could retaliate against businesses like ours for decisions made by the US government in areas like sanctions and tariffs. China's cybersecurity laws and regulations can be complex and may require companies to store data locally. Restrictions on transfers of certain types of onshore entity business information also may limit our ability to aggregate, report, and monitor such data on our global platform. These factors may increase compliance risk and costs, including the possibility that a breach of local regulation could result in penalties, fines and the revocation of our FMC license.
We are involved in various legal proceedings and regulatory matters and may be involved in such proceedings in the future, any one or combination of which could have a material adverse effect on our reputation, financial condition, results of operations and business prospects.
We are involved in various regulatory inquiries, administrative proceedings, and litigation, some alleging significant damages, with potential for future involvement in additional matters. Litigation carries significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, the litigation is in its early stages, or when the litigation is highly complex or broad in scope.
Structure-related Risks
The partnership structure of AB Holding and AB limits Unitholders’ abilities to influence the management and operation of AB’s business and is highly likely to prevent a change in control of AB Holding and AB.
The General Partner has exclusive authority to manage and operate AB Holding and AB, unless otherwise stated in their Amended and Restated Partnership Agreements. AB Holding and AB Unitholders have limited voting rights compared to corporate common stockholders. Unitholders cannot vote for directors of the General Partner and can only vote on certain extraordinary matters, including the removal of the General Partner under specific circumstances. The AB Partnership Agreement also restricts the transfer of AB Units and effectively prevents the removal of the General Partner, making a change in control of AB’s management highly unlikely.
AB Units are illiquid and subject to significant transfer restrictions.
There is no public trading market for AB Units, and we do not expect one to develop. The AB Partnership Agreement restricts participation in a public trading market to avoid classification as a "publicly traded partnership" (“PTP”) under Section 7704 of the Internal Revenue Code (the “Code”), rendering any such transfer void. AB Units also face significant transfer restrictions, requiring written consent from EQH and the General Partner. Transfers that risk AB being treated as a corporation for tax purposes are generally not permitted. EQH and the General Partner have a transfer program that requires sellers to find buyers and imposes annual volume restrictions. You can request a copy of the transfer program from our Corporate Secretary or find it as Exhibit 10.07 in this Form 10-K.
Changes in the treatment of AB Holding and AB as partnerships for tax purposes would have significant tax ramifications.
AB Holding has elected to be taxed as a PTP under Section 7704(g) of the Internal Revenue Code, with a 3.5% federal tax on its gross income from active business. To maintain its PTP status, AB Holding cannot directly or indirectly (through AB) enter into a substantial new line of business. A new line of business is defined as one not closely related to AB’s historical activities, and it becomes substantial if it generates more than 15% of the partnership's gross income or uses more than 15% of its assets (by value).
Additionally, AB Units must not be considered publicly traded to maintain AB’s status as a private partnership for tax purposes. If AB Holding or AB were taxed as a corporation, Unitholders would face double taxation: first at the corporate level, then on dividends received.
Both AB Holding and AB are subject to a 4.0% New York City unincorporated business tax ("UBT"), with AB Holding able to offset UBT credits paid by AB. There are no assurances that AB Holding will remain a PTP or continue to receive the current tax benefits associated with being a PTP.
Changes in tax law governing us or an increase in business activities outside the U.S. could have a material impact on us.
Legislative proposals, if enacted, could materially affect us, but their outcomes are unpredictable. AB management is monitoring potential impacts of new legislation. AB's non-U.S. subsidiaries are subject to local taxes. Increased operations abroad or changes in foreign tax laws or rates could raise AB's effective tax rate.

2024 Annual Report	23

Part I
If any audit by the Internal Revenue Service ("IRS") of our income tax returns for any of our taxable years beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from us, in which case our net income and the cash available for quarterly Unitholder distributions may be substantially reduced.
For taxable years beginning after December 31, 2017, a "partnership representative" that we designate (a “Partnership Representative”) has sole authority to act on our behalf in IRS audits and similar state or local audits. Actions taken by the Partnership Representative will be binding on us and our Unitholders.
In an audit of a partnership's taxable years starting after December 31, 2017, the IRS typically adjusts at the partnership level in the year the audit is resolved. We may collect any resulting tax liability (and related interest or penalties) from Unitholders based on their percentage interests, but there is no guarantee we will do so. If we do not collect this tax liability from our Unitholders, our net income and available cash for quarterly distributions could decrease. As a result, current Unitholders may bear some or all of the tax liability, even if they did not own Units during the audited year.
Additionally, we may request adjustments to passive losses from certain audits, which could reduce suspended passive loss carryovers.
We may also make a “push-out” election, which would require our Unitholders to account for audit adjustments on their tax returns. This may require Unitholders to provide certain information to us, including details about beneficial owners. However, we are not required to make this election and may be unable or unwilling to do so. If we do not make the push-out election, we would have to pay any taxes resulting from the adjustments, which would reduce the cash available for distribution to Unitholders.
Non-U.S. unitholders may be subject to withholding tax on the sale of their AB Units or AB Holding Units, as well as on distributions, and we may be liable for any under-withholding.
Gain or loss from the sale or exchange of a partnership unit by a non-U.S. unitholder is treated as effectively connected with a U.S. trade or business and subject to U.S. federal income tax if the non-U.S. unitholder would have had effectively connected gain or loss on a hypothetical sale of the partnership's assets at fair market value. A transferee must withhold 10% of the amount realized on the transfer unless an exception applies.
Distributions by a PTP to a non-U.S. unitholder are also subject to U.S. withholding tax if the PTP has effectively connected gross income, gain, or loss. A transferee is not required to withhold tax if it relies on a certification from the transferor or the partnership that an exception applies. If a transferee fails to withhold when required, AB must withhold on distributions to the transferee to cover the liability.
A broker is not required to withhold on the transfer of a PTP interest or on a PTP distribution if the PTP certifies that the "10% exception" applies. This exception applies if the PTP was not engaged in a U.S. trade or business during a specified period, or if a hypothetical sale of the PTP's assets would result in less than 10% of the total net gain being effectively connected with a U.S. trade or business, or no gain would be effectively connected. To certify this, the PTP must issue a "qualified notice" indicating it qualifies for the exception, which we have done and will continue to do. The notice must state the distribution amounts attributable to each income group specified in the Treasury Regulations, be posted on the PTP's primary public website for 10 years, and be delivered to any registered nominee holder. A broker cannot rely on the certification if it knows it is incorrect or unreliable.
As a PTP, AB Holding may be liable for any under-withholding by a broker relying on a qualified notice if we fail to make a reasonable estimate of the amounts required for the 10% exception.
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

24	AllianceBernstein

Part I
Our CISO, with assistance from internal and external resources, is responsible for implementing and providing oversight of our ISP. The ISP employs a defense-in-depth strategy: an information assurance concept in which multiple layers of security controls are distributed throughout an operating environment. The defense-in-depth strategy manages risk with diverse defensive strategies, so that if one layer of defense fails, another layer of defense will attempt to compensate. Our ISP features cybersecurity policies, standards and guidelines, committee governance, training, access controls and data controls. We periodically execute table top exercises as a part of our ISP program.
Our ISP, together with our risk and compliance resources, proactively manage the risk of threat from cybersecurity incidents through (i) implementing protocols to take cybersecurity considerations into account in adopting and onboarding our technology resources, (ii) monitoring IT controls to better ensure compliance with cybersecurity and other related legal and regulatory requirements, (iii) periodically assessing adherence by critical and material third parties we partner with to ensure that the appropriate risk management standards are met, (iv) essential business functions remaining available during a business disruption, and (v) regularly developing and updating response plans to address potential IT or cyber incidents should they occur. We also maintain an operational security function that has a real time response capability that triages potential incidents and triggers, as appropriate, impact mitigation protocols. Additionally, we utilize third parties to conduct periodic cybersecurity assessments to identify, assess, manage, and as appropriate, mitigate and respond to cybersecurity risks, and our internal audit function includes certain cyber risk audits as part of its overall risk audit. Our cybersecurity processes rely predominantly on internal resources, but also include important third party resources for certain matters, including the aforementioned assessments as well as our continuous cybersecurity threat monitoring and initial incident reporting system.
As part of our ISP, we also perform cyber risk assessments on our third party vendors where we deem appropriate based on our risk assessment of such vendors, then periodically thereafter.
As of the date of this report, the Company is not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, financial condition or results of operations. However, there can be no assurance that the Company will not be materially affected by such risks. See Item 1A Risk Factors - Operations, Technology and Cyber-Related Risks for a discussion of cybersecurity risks.
Cyber Risk Governance
The Audit and Risk Committee is responsible for assisting the Board with oversight of our enterprise risk framework, including cybersecurity, information security, information technology and business continuity and resiliency. Our CISO and other members of senior management including our General Counsel, CCO and CRO report quarterly to the Audit and Risk Committee at its regular meetings on the status of the Company's cybersecurity risk, risk management policies and risk assessment initiatives. The full Board is updated on an as needed basis. In addition, management updates the Audit and Risk Committee, as appropriate, regarding any material cybersecurity threats or incidents, as well as any incidents with lesser impact potential.
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

2024 Annual Report	25

Part I
Item 2. Properties
Our headquarters is located at 501 Commerce Street, Nashville, Tennessee. We occupy approximately 219,000 square feet of space under a 15-year lease expiring in 2036.
During the second half of 2024, our lease at our other principal location, 1345 Avenue of the Americas, New York, New York expired. At this location, we leased approximately 1,000,000 square feet of space, within which we occupied approximately fifty percent of the space and sublet the other fifty percent. Also, we entered into a 20-year lease agreement in New York, New York, at 66 Hudson Boulevard, for approximately 166,000 square feet that commenced in January 2024 which is now our other principal location in New York.
We also lease approximately 51,000 square feet of space in San Antonio, Texas under a lease expiring in 2029.
Additionally, we lease approximately 100,000 square feet of space in Pune, India. Approximately 48,000 square feet is under a lease expiring in 2032 with the remaining 52,000 square feet under a lease expiring in 2033.
We lease more modest amounts of space in 27 other cities in the United States.
Our subsidiaries lease space in 32 cities outside the United States, the most significant of which is a lease in London, England, expiring in 2031, and in Hong Kong, China, under a lease expiring in 2027. In London we currently lease approximately 68,000 square feet of space of which 28,000 is sublet to our unconsolidated joint venture. In Hong Kong, we currently lease and occupy approximately 36,000 square feet of space.
Item 3. Legal Proceedings
Legal Proceedings
For significant litigation matters, we assess the likelihood of a negative outcome. If a negative outcome is probable and the loss can be reasonably estimated, we record an estimated loss. If a negative outcome is reasonably possible and we can estimate the potential loss or range of loss beyond any amounts already accrued, we disclose this information. However, predicting outcomes or estimating losses is often challenging due to litigation uncertainties, especially in early stages or complex cases. In such instances, we disclose our inability to predict the outcome or estimate losses.
AB may face regulatory inquiries, administrative proceedings, and litigation, some alleging significant damages. While it is possible we could incur losses from these matters, we cannot currently estimate such losses or their range. Management, after consulting with legal counsel, believes that the outcome of any individual or combined matters will not materially affect our operations, financial condition, or liquidity. However, due to inherent uncertainties, future developments could potentially have a material adverse effect on our results, financial condition, or liquidity in future reporting periods.
Item 4. Mine Safety Disclosures
Not applicable.

26	AllianceBernstein

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for AB Holding Units and AB Units; Cash Distributions
AB Holding Units are listed on the NYSE and trade publicly under the ticker symbol “AB". There is no established public trading market for AB Units, which are subject to significant restrictions on transfer. For information about these transfer restrictions, see “Structure-related Risks” in Item 1A.
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
On December 31, 2024 (the last trading day of the year), the closing price of an AB Holding Unit on the NYSE was $37.09 per Unit. On December 31, 2024, there were (i) 822 AB Holding Unitholders of record for approximately 110,000 beneficial owners, and (ii) 362 AB Unitholders of record (we do not believe there are substantial additional beneficial owners).
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not engage in any unregistered sales of our securities during the year ended December 31, 2024, except as previously disclosed in a Current Report on Form 8-K dated December 19, 2024 in connection with the master exchange agreement and purchase agreement entered into with EQH.
We did not engage in any unregistered sales of our equity securities during the year ended December 31, 2023.
We did not engage in any unregistered sales of our securities during the year ended December 31, 2022 except as previously disclosed in a Current Report on Form 8-K dated July 1, 2022 in connection with the acquisition of CarVal Investors L.P.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. We did not adopt a plan during the fourth quarter of 2024. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

2024 Annual Report	27

Part II
AB Holding Units bought by us or one of our affiliates during the fourth quarter of 2024 are as follows:

Issuer Purchases of Equity Securities

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
10/1/24-10/31/24	—	$—	—	—
11/1/24-11/30/24	—	—	—	—
12/1/24-12/31/24(1)	2,329,963	36.27	—	—
Total	2,329,963	$36.27	—	—
(1)During the fourth quarter of 2024, AB retained from employees 2,329,963 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
AB Units bought by us or one of our affiliates during the fourth quarter of 2024 are as follows:

Issuer Purchases of Equity Securities

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
10/1/24-10/31/24	—	$—	—	—
11/1/24-11/30/24	—	—	—	—
12/1/24-12/31/24(1)	127	36.03	—	—
Total	127	$36.03	—	—
(1)During the fourth quarter of 2024, we purchased 127 AB Units in private transactions.

28	AllianceBernstein

Part II
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview(1)
Our total Assets Under Management ("AUM") as of December 31, 2024 were $792.2 billion, up $67.0 billion, or 9.2%, during 2024. The increase was primarily driven by market appreciation of $68.5 billion, partially offset by net outflows of $2.2 billion (reflecting Institutional net outflows of $16.5 billion, offset by Retail net inflows of $13.4 billion and Private Wealth Management net inflows of $0.9 billion).
Institutional AUM increased $4.3 billion, or 1.3%, to $321.4 billion during 2024, primarily due to market appreciation of $20.7 billion, partially offset by net outflows of $16.5 billion. Gross sales increased $1.2 billion, from $11.8 billion in 2023 to $13.0 billion in 2024. Redemptions and terminations increased $2.3 billion, from $12.6 billion in 2023 to $14.9 billion in 2024.
Retail AUM increased $47.5 billion, or 16.6%, to $334.3 billion during 2024, primarily due to market appreciation of $34.2 billion and net inflows of $13.4 billion. Gross sales increased $28.8 billion, from $71.1 billion in 2023 to $99.9 billion in 2024. Redemptions and terminations increased $13.6 billion, from $58.1 billion in 2023 to $71.7 billion in 2024.
Private Wealth Management AUM increased $15.2 billion, or 12.6%, to $136.5 billion during 2024, primarily due to market appreciation of $13.6 billion and net inflows of $0.9 billion. Gross sales increased $2.2 billion, from $18.6 billion in 2023 to $20.8 billion in 2024. Redemptions and terminations increased $2.4 billion, from $17.5 billion in 2023 to $19.9 billion in 2024.
Bernstein Research Services ("BRS") revenue decreased $289.9 million, or 75.1%, during 2024. The decrease was due to the deconsolidation of the BRS business and contribution of the business to the joint ventures, effective April 1, 2024. For further discussion, see Note 24 Divestitures to our consolidated financial statements in Item 8.
Our 2024 net revenues of $4.5 billion increased $319.8 million, or 7.7%, compared to net revenues of $4.2 billion in the prior year. The increase was primarily due to higher investment advisory base fees of $340.6 million, higher distribution revenues of $140.4 million, higher performance-based fees of $126.1 million and higher other revenues of $41.6 million primarily due certain reimbursements for services provided to the joint ventures, partially offset by lower Bernstein Research Services revenue of $289.9 million due to the deconsolidation of the BRS business, investment losses as compared to gains in the prior year of $27.7 million and lower net dividend and interest income of $11.1 million.
Our operating expenses of $3.4 billion increased $13.4 million, or 0.4%, compared to operating expenses of $3.3 billion in the prior year. The increase was primarily due to higher promotion and servicing expense of $119.7 million, higher employee compensation and benefits expense of $32.6 million and higher general and administrative expenses of $17.6 million, partially offset by higher gain on contingent payment arrangements of $144.7 million and lower interest on borrowings of $10.9 million. The change in contingent payment arrangements was primarily due to the recognition of a gain of $128.5 million related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB CarVal in 2022.
Our operating income increased $306.4 million, or 37.5%, to $1.1 billion from $817.7 million in 2023 and our operating margin increased to 24.7% in 2024 from 19.1% in 2023.
Market Environment
U.S. Equities
Despite a volatile quarter for U.S. Equities, the S&P 500 ended 2% higher in the fourth quarter of 2024, rounding out a 25% total annual return. Shares were buoyed by expectations that the new federal administration’s policies will lift growth, lower taxes, and ease regulation over the next four years. The Federal Reserve ("Fed") lowered interest rates in both November and December. However, in December the Fed scaled back expectations for rate cuts in 2025, on account of persistent inflation and a robust labor market, triggering a market sell-off particularly in Small Cap (market capitalization between $250 million and $2 billion) with the Russell 2000 giving up earlier gains to end flat in the fourth quarter of 2024. Large Cap growth companies (market capitalization above $10 billion) continued to outperform throughout the quarter and the year. The S&P 500 Growth index returned 36% in 2024 vs. 12% for the S&P 500 Value and 12% for the Russell 2000.
1    Percentage change figures are calculated using assets under management rounded to the nearest million, while financial statement amounts are rounded to the nearest hundred thousand.

2024 Annual Report	29

Part II
Global and Non-U.S. Equities
Eurozone equities declined in the fourth quarter of 2024, with the MSCI European Economic and Monetary Union Index returning negative 1.8% (gross returns, in local-currency terms) amid fears of a recession and political turmoil in France and Germany. The European Central Bank signaled more cuts to come in 2025, as the single currency area wrestles with lackluster growth. The UK MSCI Index was roughly flat in local currency terms and returned negative 7% in USD terms, reflecting rapid GBP depreciation amid a rise in long-term bond yields and growing concerns about the U.K. macro-economic outlook. In Japan, equity markets gained in the fourth quarter with the TOPIX returning 5.4%. The Bank of Japan decided not to raise interest rates at its December policy meeting. MSCI Asia ex-Japan ended negative 7% (USD terms) during the fourth quarter of 2024, reflecting investor concerns around the impact of proposed tariffs, particularly on China. Emerging Markets underperformed Developed Markets in the fourth quarter.
Global Bonds
Fixed income markets experienced considerable volatility in the fourth quarter of 2024, primarily driven by geopolitical tensions, central bank decisions, and fluctuating inflation rates. The Bloomberg Global Aggregate Bond index ended 5.0% lower (USD terms, unhedged) in the fourth quarter of 2024. Major government bonds sold off, driven by persistent inflation, political instability, and budgetary concerns. The 10-year Treasury yield experienced a notable rise, finishing the year at 4.6%, indicating market uncertainty regarding the Fed's future actions amidst rising expectations over potential inflationary policies implemented by the new federal administration. On the credit front, high yield bonds outperformed their investment-grade counterparts during the fourth quarter, driven by expectations of pro-business policies under the new federal administration.
Relationship with EQH and its Subsidiaries
EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. In mid-2021, Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), agreed to provide an initial $10 billion in permanent capital to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of the initial $10 billion in permanent capital is now complete. In addition, during the second quarter of 2023, EQH committed to provide an additional $10 billion in permanent capital, deployment of which is approximately 20% complete. We expect this anticipated capital from EQH's insurance subsidiaries will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, included in the initial $10 billion commitment by EQH is $750 million in capital deployed through AB CarVal.
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
Joint Venture with Societe Generale
Effective April 1, 2024, AB and Societe Generale ("SocGen") completed their previously announced transaction to form a global joint venture with two joint venture holding companies, one outside of North America and one within North America ("NA JV", and together the "JVs"). AB owns a majority interest in the NA JV while SocGen owns a majority interest in the joint venture outside of North America. AB has deconsolidated the BRS business and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer Sanford C. Bernstein & Co., LLC. For further discussion, see Note 24 Divestitures to our consolidated financial statements in Item 8.
Relocation Strategy
As previously announced, we have established our corporate headquarters in Nashville, TN, at 501 Commerce Street. Our Nashville headquarters houses Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing and at year-end 2024, we had 1,063 employees in Nashville. We will continue to maintain a principal location in New York City, which houses our Portfolio Management and Trading, and New York-based Private Wealth Management businesses.
We believe relocating our corporate headquarters to Nashville affords us the opportunity to provide an improved quality of life alternative for our employees and enables us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.
As of December 31, 2024, we have successfully completed the relocation of our corporate headquarters to Nashville, TN.
During the transition period, which began in 2018 and was completed in the fourth quarter of 2024, we incurred $160 million of cumulative transition costs. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we realized total cumulative expense savings of $218 million, resulting in an overall net savings of $58 million for the period.

30	AllianceBernstein

Part II
We incurred $20 million of transition costs for the twelve months ended December 31, 2024, compared to $43 million of expense savings, resulting in an overall net savings of $23 million for the period. In 2024, our net income per unit ("EPU") increased $0.08 as a result of our relocation strategy, which compares to the $0.08 EPU increase that occurred in 2023. We also expect to achieve EPU accretion in each future year. Beginning in 2025, as the transition period has now been completed, we estimate ongoing annual expense savings of approximately $75 million, which will result from a combination of occupancy and compensation-related savings.
During October 2018, we signed a lease, which commenced in the fourth quarter of 2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million.
While we have completed the transition period associated with our headquarter relocation to Nashville and our transition costs, expense savings and favorable EPU impact were in line with our estimates, there are several remaining positions to be relocated. We believe that any additional transition costs and expense savings will be immaterial. The actual outcomes may differ due to deviations in one or more of our key assumptions. The remaining transition costs and expense savings, along with their underlying assumptions, are considered Forward-Looking Statements. These statements were subject to various factors discussed in the "Risk Factors" and "Cautions Regarding Forward-Looking Statements" sections of this 2024 10-K.
Assets Under Management
Assets under management by distribution channel are as follows:

	As of December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in billions)
Institutions	$321.4	$317.1	$297.3	1.3%	6.7%
Retail	334.3	286.8	242.9	16.6	18.1
Private Wealth Management	136.5	121.3	106.2	12.6	14.1
Total	$792.2	$725.2	$646.4	9.2%	12.2%
Assets under management by investment service are as follows:

	As of December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in billions)
Equity
Actively Managed	$263.4	$247.5	$217.9	6.4%	13.6%
Passively Managed(1)	68.3	62.1	53.8	10.1	15.3
Total Equity	331.7	309.6	271.7	7.2	13.9
Fixed Income
Actively Managed
Taxable(3)	209.3	208.6	190.3	0.3	9.6
Tax–exempt	76.2	61.1	52.5	24.7	16.3
Total	285.5	269.7	242.8	5.9	11.1
Passively Managed(1)	10.3	11.4	9.4	(9.5)	21.0
Total Fixed Income	295.8	281.1	252.2	5.2	11.5
Alternatives/Multi-Asset Solutions(2)(3)
Actively Managed	153.6	125.9	115.8	22.0	8.7
Passively Managed(1)	11.1	8.6	6.7	28.0	29.7
Total Alternatives/Multi-Asset Solutions	164.7	134.5	122.5	22.4	9.8
Total	$792.2	$725.2	$646.4	9.2%	12.2%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Approximately $12.1 billion of private placements was transferred from Taxable Fixed Income into Alternatives/Multi-Asset during 2024 to better align with standard industry practice for asset class reporting purposes.

2024 Annual Report	31

Part II
Changes in assets under management during 2024 and 2023 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2023	$317.1	$286.8	$121.3	$725.2
Long-term flows:
Sales/new accounts	13.0	99.9	20.8	133.7
Redemptions/terminations	(14.9)	(71.7)	(19.9)	(106.5)
Cash flow/unreinvested dividends	(14.6)	(14.8)	—	(29.4)
Net long-term (outflows) inflows	(16.5)	13.4	0.9	(2.2)
Adjustments(1)	—	—	0.7	0.7
Transfers	0.1	(0.1)	—	—
Market appreciation	20.7	34.2	13.6	68.5
Net change	4.3	47.5	15.2	67.0
Balance as of December 31, 2024	$321.4	$334.3	$136.5	$792.2

Balance as of December 31, 2022	$297.3	$242.9	$106.2	$646.4
Long-term flows:
Sales/new accounts	11.8	71.1	18.6	101.5
Redemptions/terminations	(12.6)	(58.1)	(17.5)	(88.2)
Cash flow/unreinvested dividends	(11.0)	(9.3)	—	(20.3)
Net long-term (outflows) inflows	(11.8)	3.7	1.1	(7.0)
Transfers	0.1	(0.1)	—	—
Market appreciation	31.5	40.3	14.0	85.8
Net change	19.8	43.9	15.1	78.8
Balance as of December 31, 2023	$317.1	$286.8	$121.3	$725.2
(1)This adjustment is due to a change in fee policy related to certain fixed income assets effective October 1, 2024.

32	AllianceBernstein

Part II

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed-Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2023	$247.5	$62.1	$208.6	$61.1	$11.4	$134.5	$725.2
Long-term flows:
Sales/new accounts	49.0	1.5	44.4	24.2	—	14.6	133.7
Redemptions/terminations	(54.3)	(0.6)	(33.9)	(11.1)	(0.6)	(6.0)	(106.5)
Cash flow/unreinvested dividends	(18.8)	(7.5)	0.5	0.5	(0.4)	(3.7)	(29.4)
Net long-term (outflows) inflows	(24.1)	(6.6)	11.0	13.6	(1.0)	4.9	(2.2)
Adjustments(3)	—	—	0.2	0.5	—	—	0.7
Transfers(4)	—	—	(12.1)	—	—	12.1	—
Market appreciation (depreciation)	40.0	12.8	1.6	1.0	(0.1)	13.2	68.5
Net change	15.9	6.2	0.7	15.1	(1.1)	30.2	67.0
Balance as of December 31, 2024	$263.4	$68.3	$209.3	$76.2	$10.3	$164.7	$792.2

Balance as of December 31, 2022	$217.9	$53.8	$190.3	$52.5	$9.4	$122.5	$646.4
Long-term flows:
Sales/new accounts	37.3	1.3	36.4	16.5	1.7	8.3	101.5
Redemptions/terminations	(43.8)	(0.3)	(27.3)	(11.1)	(0.3)	(5.4)	(88.2)
Cash flow/unreinvested dividends	(9.0)	(5.0)	(2.5)	0.3	0.1	(4.2)	(20.3)
Net long-term (outflows) inflows	(15.5)	(4.0)	6.6	5.7	1.5	(1.3)	(7.0)
Market appreciation	45.1	12.3	11.7	2.9	0.5	13.3	85.8
Net change	29.6	8.3	18.3	8.6	2.0	12.0	78.8
Balance as of December 31, 2023	$247.5	$62.1	$208.6	$61.1	$11.4	$134.5	$725.2
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)This adjustment is due to a change in fee policy related to certain fixed income assets effective October 1, 2024.
(4)Approximately $12.1 billion of private placements was transferred from Taxable Fixed Income into Alternatives/Multi-Asset during 2024 to better align with standard industry practice for asset class reporting purposes.

2024 Annual Report	33

Part II
Net long-term (outflows) inflows for actively managed investment services as compared to passively managed investment services during 2024 and 2023 are as follows:

	Years Ended December 31
	2024	2023
	(in billions)
Actively Managed
Equity	$(24.1)	$(15.5)
Fixed Income	24.6	12.3
Alternatives/Multi- Asset Solutions	3.8	(2.0)
Total	4.3	(5.2)

Passively Managed
Equity	(6.6)	(4.0)
Fixed Income	(1.0)	1.5
Alternatives/Multi- Asset Solutions	1.1	0.7
Total	(6.5)	(1.8)

Total net long-term (outflows)	$(2.2)	$(7.0)
Average assets under management by distribution channel and investment service are as follows:

	Years Ended December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in billions)
Distribution Channel:
Institutions	$322.9	$304.6	$308.4	6.0%	(1.2%)
Retail	315.3	262.0	267.8	20.4	(2.1)
Private Wealth Management	130.3	113.7	110.3	14.6	3.0
Total	$768.5	$680.3	$686.5	13.0%	(0.9%)
Investment Service:
Equity Actively Managed	$261.3	$231.5	$239.7	12.9	(3.4)
Equity Passively Managed(1)	66.0	57.7	60.4	14.3	(4.5)
Fixed Income Actively Managed – Taxable	211.4	198.3	210.0	6.6	(5.6)
Fixed Income Actively Managed – Tax-exempt	67.5	56.0	54.1	20.7	3.4
Fixed Income Passively Managed(1)	11.0	9.7	11.5	13.4	(15.2)
Alternatives/Multi-Asset Solutions(2)	151.3	127.1	110.8	19.0	14.8
Total	$768.5	$680.3	$686.5	13.0%	(0.9%)
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

34	AllianceBernstein

Part II
During 2024, our Institutional channel average AUM of $322.9 billion increased $18.3 billion, or 6.0%, compared to 2023, while ending AUM increased $4.3 billion, or 1.3%, to $321.4 billion from December 31, 2023. The $4.3 billion increase in AUM resulted primarily from market appreciation of $20.7 billion, partially offset by net outflows of $16.5 billion. Market depreciation of $7.6 billion in the fourth quarter of 2024 drove the ending AUM balance down as compared to our average AUM for 2024. During 2023, our Institutional channel average AUM of $304.6 billion decreased $3.8 billion, or 1.2%, compared to 2022, while ending AUM increased $19.8 billion, or 6.7%, to $317.1 billion from December 31, 2022. The $19.8 billion increase in AUM resulted primarily from market appreciation of $31.5 billion (with $22.7 billion of market appreciation occurring in the fourth quarter of 2023), partially offset by net outflows of $11.8 billion.
During 2024, our Retail channel average AUM of $315.3 billion increased $53.3 billion, or 20.4%, compared to 2023, primarily due to this AUM increasing $47.5 billion, or 16.6%, to $334.3 billion from December 31, 2023. The $47.5 billion increase in AUM resulted primarily from market appreciation of $34.2 billion and net inflows of $13.4 billion. During 2023, our Retail channel average AUM of $262.0 billion decreased $5.8 billion, or 2.1%, compared to 2022, while ending AUM increased $43.9 billion, or 18.1%, to $286.8 billion from December 31, 2022. The $43.9 billion increase in AUM resulted primarily from market appreciation of $40.3 billion and net outflows of $3.7 billion.
During 2024, our Private Wealth Management channel average AUM of $130.3 billion increased $16.6 billion, or 14.6%, compared to 2023, primarily due to this AUM increasing $15.2 billion, or 12.6%, to $136.5 billion from December 31, 2023. The $15.2 billion increase in AUM resulted from market appreciation of $13.6 billion, net inflows of $0.9 billion and an adjustment of $0.7 billion. During 2023, our Private Wealth Management channel average AUM of $113.7 billion increased $3.4 billion, or 3.0%, compared to 2022, primarily due to this AUM increasing $15.1 billion, or 14.1%, to $121.3 billion from December 31, 2022. The $15.1 billion increase in AUM resulted from market appreciation of $14.0 billion, and net inflows of $1.1 billion.
Absolute investment composite returns, gross of fees, and relative performance as of December 31, 2024 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)
Income (fixed income)
Absolute return	4.26%	0.22%	1.50%
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	3.01	2.63	1.83
High Income (fixed income)
Absolute return	9.27	3.78	3.96
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(1.44)	(0.05)	0.01
Global Plus - Hedged (fixed income)
Absolute return	2.83	(0.71)	0.63
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(0.56)	(0.16)	0.15
Intermediate Municipal Bonds (fixed income)
Absolute return	2.67	0.92	1.76
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.49	0.51	0.67
U.S. Core Plus (fixed income)
Absolute return	2.74	(1.84)	0.33
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.49	0.57	0.65
Emerging Market Debt (fixed income)
Absolute return	8.49	(0.08)	1.12
Relative return (vs. JPM EMBI Global/JPM EMBI)	2.76	0.73	0.78

2024 Annual Report	35

Part II

	1-Year	3-Year(1)	5-Year(1)
Sustainable Global Thematic
Absolute return	7.07	(2.70)	9.93
Relative return (vs. MSCI ACWI Index)	(10.42)	(8.13)	(0.13)
International Strategic Core Equity
Absolute return	9.82	3.32	5.50
Relative return (vs. MSCI EAFE Index)	6.00	1.68	0.78
U.S. Small & Mid Cap Value
Absolute return	10.81	3.51	9.70
Relative return (vs. Russell 2500 Value Index)	(0.17)	(0.30)	1.26
U.S. Large Cap Value
Absolute return	16.41	9.36	11.29
Relative return (vs. Russell 1000 Value Index)	2.04	3.73	2.61
U.S. Small Cap Growth
Absolute return	19.74	(4.20)	8.62
Relative return (vs. Russell 2000 Growth Index)	4.59	(4.41)	1.76
U.S. Large Cap Growth
Absolute return	25.90	7.02	16.50
Relative return (vs. Russell 1000 Growth Index)	(7.46)	(3.45)	(2.46)
U.S. Small & Mid Cap Growth
Absolute return	18.39	(2.97)	9.51
Relative return (vs. Russell 2500 Growth Index)	4.49	(2.95)	1.43
Concentrated U.S. Growth
Absolute return	11.45	0.69	10.45
Relative return (vs. S&P 500 Index)	(13.57)	(8.25)	(4.07)
Select U.S. Equity
Absolute return	27.05	9.90	15.20
Relative return (vs. S&P 500 Index)	2.03	0.96	0.68
Strategic Equities
Absolute return	23.47	8.06	13.89
Relative return (vs. Russell 3000 Index)	(0.33)	0.05	0.02
Global Core Equity
Absolute return	11.06	2.63	7.50
Relative return (vs. MSCI ACWI Index)	(6.43)	(2.80)	(2.56)
U.S. Strategic Core Equity
Absolute return	20.84	9.88	12.43
Relative return (vs. S&P 500 Index)	(4.18)	0.94	(2.09)
Select U.S. Equity Long/Short
Absolute return	20.30	7.38	10.53
Relative return (vs. S&P 500 Index)	(4.72)	(1.56)	(4.00)
Global Strategic Core Equity
Absolute return	17.69	8.18	10.39
Relative return (vs. S&P 500 Index)	(0.98)	1.84	(0.78)
(1)Reflects annualized returns.

36	AllianceBernstein

Part II
Consolidated Results of Operations

	Years Ended December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in thousands, except per unit amounts)
Net revenues	$4,475,139	$4,155,323	$4,054,290	7.7%	2.5%
Expenses	3,351,066	3,337,653	3,239,194	0.4	3.0
Operating income	1,124,073	817,670	815,096	37.5	0.3
Non-operating income	134,555	—	—	n/m	n/m
Pre-tax income	1,258,628	817,670	815,096	53.9	0.3
Income taxes	65,143	29,051	39,639	124.2	(26.7)
Net income	1,193,485	788,619	775,457	51.3	1.7
Net income (loss) of consolidated entities attributable to non-controlling interests	20,238	24,009	(56,356)	(15.7)	n/m
Net income attributable to AB Unitholders	$1,173,247	$764,610	$831,813	53.4	(8.1)
Diluted net income per AB Unit	$4.05	$2.65	$3.01	52.8	(12.0)
Distributions per AB Unit	$3.60	$3.00	$3.26	20.0	(8.0)
Operating margin(1)	24.7%	19.1%	21.5%
(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.
Net income attributable to AB Unitholders for the year ended December 31, 2024 increased $408.6 million from the year ended December 31, 2023. The increase primarily is due to (in millions):

Higher base advisory fees	$340.6
Higher distribution revenues	140.4
Higher gain on divestiture	134.6
Higher gain on contingent payment arrangements (1)	144.7
Higher performance-based fees	126.1
Higher other revenues	41.5
Lower interest expense	10.9
Lower Bernstein Services Research revenues (2)	(289.9)
Higher promotion and servicing expenses	(119.7)
Higher income tax expense	(36.1)
Higher employee compensation and benefits expense	(32.6)
Higher investment losses	(27.7)
Higher general and administrative expenses	(17.6)
Lower net dividend and interest income	(11.1)
Other	4.5
$408.6
(1)During 2024, we recognized a gain of $128.5 million in contingent payment arrangements in the consolidated statements of income related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB Carval in 2022.
(2)On April 1, 2024, AB and SocGen, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the BRS business and contributed the business to the JVs. For further discussion, see Note 24 Divestiture to our consolidated financial statements contained in Item 8.

2024 Annual Report	37

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
$(67.2)

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the fourth quarter of 2024. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Management Operating Metrics

We are providing the non-GAAP measures “adjusted net revenues,” “adjusted operating income” and “adjusted operating margin” because they are additional operating metrics management uses in evaluating and comparing period-to-period operating performance. Management uses these additional metrics in evaluating performance because they present a clearer picture of our operating performance and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, acquisition-related expenses, interest expense and other adjustment items. Similarly, we believe that these management operating metrics help investors better understand the underlying trends in our results and, accordingly, provide a valuable perspective for investors.

38	AllianceBernstein

Part II
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

	Years Ended December 31
	2024	2023	2022
	(in thousands)
Net revenues, US GAAP basis	$4,475,139	$4,155,323	$4,054,290
Adjustments:
Distribution-related adjustments:
Distribution revenues	(726,670)	(586,263)	(607,195)
Investment advisory services fees	(73,737)	(60,919)	(57,139)
Pass-through adjustments:
Investment advisory services fees	(81,622)	(62,538)	(65,116)
Other revenues	(68,939)	(34,910)	(38,959)
Impact of consolidated company-sponsored funds	(17,974)	(25,123)	57,436
Incentive compensation-related items	(14,410)	(13,621)	(7,083)
Equity loss on JV	36,611	—	—
Adjusted net revenues	$3,528,398	$3,371,949	$3,336,234
Operating income, US GAAP basis	$1,124,073	$817,670	$815,096
Adjustments:
Real estate	(825)	(825)	(825)
Incentive compensation-related items	2,391	5,192	3,461
Retirement plan settlement loss	13,130	—	—
EQH award compensation	1,088	727	606
Acquisition-related expenses	(59,595)	98,070	72,503
Equity loss on JV	36,611	—	—
Sub-total of non-GAAP adjustments before interest on borrowings	(7,200)	103,164	75,745
Interest on borrowings	43,509	54,394	17,906
Subtotal of non-GAAP adjustments	36,309	157,558	93,651
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	20,238	24,009	(56,356)
Adjusted operating income	$1,140,144	$951,219	$965,103
Non-operating income, US GAAP basis	$134,555	$—	$—
Less: Interest on borrowings	43,509	54,394	17,906
Less: Gain on divestiture	134,555	—	—
Adjusted non-operating (expense)	$(43,509)	$(54,394)	$(17,906)
Adjusted pre-tax income	1,096,635	896,825	947,197
Less: Adjusted income taxes	56,806	31,837	46,034
Adjusted net income	$1,039,829	$864,988	$901,163
Diluted net income per AB Unit, GAAP basis	$4.05	$2.65	$3.01
Impact of non-GAAP adjustments	(0.46)	0.35	0.25
Adjusted diluted net income per AB Unit	$3.59	$3.00	$3.26
Operating margin, GAAP basis	24.7%	19.1%	21.5%
Impact of non-GAAP adjustments	7.6	9.1	7.4
Adjusted operating margin	32.3%	28.2%	28.9%

2024 Annual Report	39

Part II
Adjusted operating income for the year ended December 31, 2024 increased $188.9 million, or 19.9%, from the year ended December 31, 2023, primarily due to higher investment advisory base fees of $332.6 million, higher performance-based fees of $101.3 million, lower general and administrative expenses of $37.9 million, lower promotion and servicing expenses of $32.5 million, higher investment gains of $10.7 million and higher other revenues of $8.1 million, partially offset by lower Bernstein Research Services revenue of $289.9 million due to the deconsolidation of the BRS business, higher employee compensation and benefits expense of $37.7 million and lower net dividends and interest income of $6.2 million.
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
Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) retirement plan settlement loss, (4) the equity compensation paid by EQH to certain AB executives, (5) acquisition-related expenses, (6) equity (income) loss on JVs, (7) interest on borrowings and (8) the impact of consolidated company-sponsored investment funds.
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

40	AllianceBernstein

Part II
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
The losses associated with the termination of our defined benefit retirement plan are non-cash, short term in nature and not considered a part of our core operating results when comparing financial results from period to period.
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
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses include professional fees, the recording of changes in estimates or fair value remeasurements to, and accretion expense related to, our contingent payment arrangements associated with our acquisitions, certain compensation-related expenses and amortization of intangible assets for contracts acquired. During 2024, we recognized a gain of $128.5 million in contingent payment arrangements in the consolidated statement of income related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB Carval in 2022. The fair value remeasurement was due to updated assumptions of future performance associated with the liability. We also recorded an impairment of $2.5 million of the contingent consideration payable associated with a small acquisition made in 2020 due to the loss of investment management contracts. In addition, we recorded an intangible asset impairment charge of $4.4 million million associated with various historical acquisitions. During 2023, we recorded an expense of $28.4 million due to a change in estimate related to the contingent consideration associated with the acquisition of Autonomous LLC in 2019. The change in estimate was based upon better than expected revenues during the 2023 performance evaluation period. We recorded $14.1 million as contingent payment arrangement expense and $14.3 million as compensation and benefits expense in the consolidated statement of income. The charges to compensation and benefits expense are due to certain service conditions and special awards included in the acquisition agreement. During 2022, acquisition related expenses included an intangible asset impairment charge of $5.6 million related to various historical acquisitions.
We also adjust operating income to exclude our portion of the equity income or loss associated with our investment in the JVs. Effective April 1, 2024 following the close of the transaction with SocGen, we record all income or loss associated with the JVs as an equity method investment (income) loss. As we no longer consider this activity part of our core business operations and our intent is to fully divest from both joint ventures, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted operating income.
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

2024 Annual Report	41

Part II
Net Revenues
The components of net revenues are as follows:

	Years Ended December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$619,215	$612,341	$581,987	1.1%	5.2%
Performance-based fees	81,011	53,702	77,299	50.9	(30.5)
	700,226	666,043	659,286	5.1	1.0
Retail:
Base fees	1,504,354	1,275,914	1,321,645	17.9	(3.5)
Performance-based fees	17,825	197	1,564	n/m	(87.4)
	1,522,179	1,276,111	1,323,209	19.3	(3.6)
Private Wealth Management:
Base fees	1,047,606	942,302	922,159	11.2	2.2
Performance-based fees	172,128	91,012	66,384	89.1	37.1
	1,219,734	1,033,314	988,543	18.0	4.5
Total:
Base fees	3,171,175	2,830,557	2,825,791	12.0	0.2
Performance-based fees	270,964	144,911	145,247	87.0	(0.2)
	3,442,139	2,975,468	2,971,038	15.7	0.1
Bernstein Research Services(1)	96,222	386,142	416,273	(75.1)	(7.2)
Distribution revenues	726,670	586,263	607,195	23.9	(3.4)
Dividend and interest income	165,313	199,443	123,091	(17.1)	62.0
Investment (losses) gains	(13,486)	14,206	(102,413)	n/m	n/m
Other revenues	142,794	101,342	105,544	40.9	(4.0)
Total revenues	4,559,652	4,262,864	4,120,728	7.0	3.4
Less: broker-dealer related interest expense	84,513	107,541	66,438	(21.4)	61.9
Net revenues	$4,475,139	$4,155,323	$4,054,290	7.7%	2.5%
(1)On April 1, 2024, AB and SocGen, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the BRS business and contributed the business to the JVs. For further discussion, see Note 24 Divestiture to our consolidated financial statements contained in Item 8.
Investment Advisory and Services Fees
Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively managed equity services, 10 to 65 basis points for actively managed fixed income services and 1 to 50 basis points for passively managed services. Average basis points realized for other services could range from 3 basis points for certain Institutional third party managed services to 190 basis points for certain Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.

42	AllianceBernstein

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
We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.4%, 8.0% and 0.3% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.5% of our AUM).
Our investment advisory and services fees increased by $466.7 million, or 15.7%, in 2024, due to a $340.6 million, or 12.0%, increase in base fees and a $126.1 million increase in performance-based fees. The increase in base fees is primarily due to a 13.0% increase in average AUM. Our investment advisory and services fees increased by $4.4 million, or 0.1%, in 2023, due to a $4.8 million, or 0.2%, increase in base fees, offset by a $0.3 million decrease in performance-based fees. The increase in base fees was primarily due to slight shift in product mix to alternatives, which generally earn higher fees, partially offset by a 0.9% decrease in average AUM.
Performance-based fees increased $126.1 million, or 87.0%, in 2024, primarily due to higher performance-based fees earned on Financial Services Opportunities fund, Global Opportunistic Credit fund, Global Multi-Strategy fund and US Select Equity Long/Short fund, partially offset by lower performance-based fees earned on International Small Cap fund. Performance-based fees decreased $0.3 million, or 0.2%, in 2023, primarily due to lower performance-based fees earned on U.S. Real Estate fund and Emerging Markets Opportunistic Credit fund, partially offset by higher performance-based fees earned on Private Credit fund, Global Opportunistic Credit fund, Global Multi-Strategy fund and Securitized Assets fund.
Institutional base fees increased $6.9 million, or 1.1%, in 2024, primarily due to a a 6.0% increase in average AUM, partially offset by a lower portfolio fee rate. Retail base fees increased $228.4 million, or 17.9%, in 2024, primarily due to a 20.4% increase in average AUM, partially offset by a lower portfolio fee rate. Private Wealth base fees increased $105.3 million, or 11.2%, in 2024, primarily due to a 14.6% increase in average AUM, partially offset by a lower portfolio fee rate. Institutional base fees increased $30.4 million, or 5.2%, in 2023, primarily due to a higher portfolio fee rate, partially offset by a 1.2% decrease in average AUM. Retail base fees decreased $45.7 million, or 3.5%, in 2023, primarily due to a 2.1% decrease in average AUM. Private Wealth base fees increased $20.1 million, or 2.2%, in 2023, primarily due to a 3.0% increase in average AUM.
Bernstein Research Services
Effective April 1, 2024, AB deconsolidated the BRS business. For further discussion, see Note 24 Divestitures to our consolidated financial statements in Item 8.
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
Revenues from Bernstein Research Services decreased $289.9 million, or 75.1%, in 2024. The decrease was driven by the deconsolidation of the BRS business.
Revenues from Bernstein Research Services decreased $30.1 million, or 7.2%, in 2023. The decrease was primarily driven by significantly lower global customer trading activity due to the prevailing macro-economic environment.

2024 Annual Report	43

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
Distribution revenues increased $140.4 million, or 23.9%, in 2024, primarily due to a 20.0% increase in the corresponding average AUM of these mutual funds. Distribution revenues decreased $20.9 million, or 3.4%, in 2023, primarily due to a shift in product mix from mutual funds with higher distribution rates to mutual funds with lower distribution rates, as well as a 1.4% decrease in the corresponding average AUM of these mutual funds.
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
Dividend and interest income decreased $34.1 million, or 17.1%, in 2024, primarily due to lower interest earned on U.S. Treasury Bills and customer margin balances. Broker-dealer related interest expense decreased $23.0 million, or 21.4%, in 2024, primarily due to lower interest paid on cash balances in customers' brokerage accounts.
Dividend and interest income increased $76.4 million, or 62.0%, in 2023, primarily due to higher interest earned on customer margin balances and higher interest earned on U.S. Treasury Bills. Broker-dealer related interest expense increased $41.1 million, or 61.9%, in 2023, primarily due to higher interest paid on cash balances in customers' brokerage accounts.

44	AllianceBernstein

Part II
Investment (Losses) Gains
Investment (losses) gains consist primarily of realized and unrealized investment gains or losses on: (i) employee long-term incentive compensation-related investments, (ii) U.S. Treasury Bills, (iii) market-making in exchange-traded options and equities, (iv) seed capital investments, (v) derivatives and (vi) investments in our consolidated company-sponsored investment funds. Investment gains (losses) also include equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage and equity gains (losses) related to our equity investments in JVs.
Investment (losses) gains are as follows:

	Years Ended December 31
	2024	2023	2022
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$7,194	$6,573	$1,345
Unrealized (losses)	(3,915)	(1,707)	(10,626)

Investments held by consolidated company-sponsored investment funds:
Realized (losses)	(855)	(32,125)	(46,293)
Unrealized gains (losses)	15,898	48,350	(73,194)

Seed capital investments:
Realized gains (losses)
Seed capital and other	2,322	(34)	17,272
Derivatives	(20,542)	(7,588)	41,236
Unrealized gains (losses)
Seed capital and other	9,668	10,099	(31,261)
Derivatives	12,886	(8,717)	(177)

Brokerage-related investments:
Realized gains (losses)	160	(203)	(1,384)
Unrealized gains (losses)	309	(442)	669

Equity investment in JVs:
Equity (loss)	(36,611)	—	—
	$(13,486)	$14,206	$(102,413)
Other Revenues
Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the General Accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues increased $41.5 million, or 40.9%, in 2024, primarily due to certain reimbursements for services provided to the JVs. Other revenues decreased $4.2 million, or 4.0%, in 2023, primarily due to lower shareholder servicing fees and lower brokerage income, partially offset by higher mutual fund reimbursements.

2024 Annual Report	45

Part II
Expenses
The components of expenses are as follows:

	Years Ended December 31			% Change
	2024	2023	2022	2024-23	2023-22
	(in thousands)
Employee compensation and benefits	$1,801,767	$1,769,153	$1,666,636	1.8%	6.2%
Promotion and servicing:
Distribution-related payments	742,429	610,368	629,572	21.6	(3.1)
Amortization of deferred sales commissions	57,983	36,817	34,762	57.5	5.9
Trade execution, marketing, T&E and other	182,146	215,643	215,556	(15.5)	—
	982,558	862,828	879,890	13.9	(1.9)
General and administrative	599,215	581,571	641,635	3.0	(9.4)
Contingent payment arrangements	(121,896)	22,853	6,563	n/m	n/m
Interest on borrowings	43,509	54,394	17,906	(20.0)	n/m
Amortization of intangible assets	45,913	46,854	26,564	(2.0)	76.4
Total	$3,351,066	$3,337,653	$3,239,194	0.4%	3.0%
Employee Compensation and Benefits
Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).
Compensation expense as a percentage of net revenues was 40.3%, 42.6% and 41.1% for the years ended December 31, 2024, 2023 and 2022, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, together with the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), continue to believe that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.0%, 1.1% and 1.1% of adjusted net revenues for 2024, 2023 and 2022, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executives relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 47.9%, 49.0% and 48.4%, respectively, for the years ended December 31, 2024, 2023 and 2022.
In 2024, employee compensation and benefits expense increased $32.6 million, or 1.8%, primarily due to higher incentive compensation of $92.9 million and higher commissions of $27.9 million, partially offset by lower base compensation of $87.8 million primarily driven by the Bernstein Research Services deconsolidation. In 2023, employee compensation and benefits expense increased $102.5 million, or 6.2% primarily due to higher base compensation of $72.2 million, higher incentive compensation of $51.7 million and higher fringes of $7.8 million, partially offset by lower commissions of $29.0 million.
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

46	AllianceBernstein

Part II
Promotion and servicing expenses increased $119.7 million, or 13.9%, in 2024. The increase was due to higher distribution-related payments of $132.1 million, higher amortization of deferred sales commissions of $21.2 million and higher transfer fees of $11.1 million, partially offset by lower trade execution and clearance expenses of $47.1 million primarily driven by the Bernstein Research Services deconsolidation. Promotion and servicing expenses decreased $17.1 million, or 1.9%, in 2023. The decrease was due to lower distribution-related payments of $19.2 million, lower trade execution and clearance expenses of $9.0 million and lower transfer fees of $3.0 million, offset by higher travel and entertainment expenses of $8.5 million, higher marketing and communication expenses of $3.5 million and higher amortization of deferred sales commissions of $2.1 million.
General and Administrative
General and administrative expenses include portfolio services fees, technology fees, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.4%, 14.0% and 15.8% for the years ended December 31, 2024, 2023 and 2022, respectively. General and administrative expenses increased $17.6 million, or 3.0%, in 2024. The increase was primarily due to higher office and related expenses of $13.3 million, losses related to the settlement of the retirement plan in 2024 of $13.1 million, higher portfolio services expenses of $7.3 million, higher other state income taxes of $6.3 million and higher charitable contributions of $5.3 million, partially offset by the recognition of a $20.8 million government incentive grant received in connection with our headquarters relocation to Nashville, Tennessee and lower errors of $3.3 million. General and administrative expenses decreased $60.1 million, or 9.4%, in 2023. The decrease was primarily due to lower portfolio services fees of $43.7 million, lower professional fees of $18.0 million, lower valuation adjustments related to the classification of Bernstein Research Services as held for sale of $6.0 million and a favorable foreign exchange translation impact of $5.7 million, partially offset by higher office-related expenses of $7.4 million.
Contingent Payment Arrangements
Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in current and previous periods, as well as accretion expense of these liabilities. During 2024, we recognized a gain of $128.5 million in contingent payment arrangements in the consolidated statement of income related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB CarVal ( the "CarVal Acquisition") in 2022. The fair value remeasurement was due to updated assumptions of future performance associated with the liability. In December 2024, the company agreed to finalize its contingent consideration liability with AB CarVal for a value of $134.0 million. This liability will be paid predominantly in AB Units issued within 10 days of December 31, 2027. Given the liability is no longer contingent, the liability of approximately $118.8 million is now recorded in accounts payable and accrued expenses on the consolidated statements of financial condition. We will accrete the present value of the liability of $118.8 million up to $134.0 million through December 31, 2027 and recognize this expense as general and administrative expenses on the consolidated statements of income on a prospective basis. As of December 31, 2023, the contingent consideration payable associated with the Carval Acquisition was $238.5 million.
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
For the years ended December 31, 2024, 2023 and 2022, we recognized $9.0 million, $8.8 million and $6.6 million, respectively, in accretion expense related to our contingent considerations payable.
Interest on Borrowings
Interest expense decreased $10.9 million in 2024, primarily due to lower weighted average borrowings, partially offset by a slightly higher weighted average interest rate. Average daily borrowings for the EQH facilities and commercial paper were $762.4 million at a weighted average interest rate of 5.3% during 2024 compared to $1.0 billion and 5.1% during 2023.
Interest expense increased $36.5 million in 2023, reflecting higher interest rates on borrowings and higher weighted average borrowings. Average daily borrowings for the EQH facilities and commercial paper were $1.0 billion at a weighted average interest rate of 5.1% during 2023 compared to $845.5 million and 1.7% during 2022.
Amortization of Intangible Assets
Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased by $0.9 million in 2024. During 2024, we wrote off approximately $4.4 million of intangible assets associated with various historical acquisitions.

2024 Annual Report	47

Part II
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
Income tax expense increased $36.1 million, or 124.2%, in 2024 compared to 2023. This resulted in a higher effective tax rate in 2024 of 5.2% compared to 3.6% in 2023. Income tax expense decreased $10.6 million, or 26.7%, in 2023 compared to 2022. This resulted in a lower effective tax rate in 2023 of 3.6% compared to 4.9% in 2022.
The respective increase in 2024 and decrease in 2023 were primarily driven by a one time tax benefit of $22.4 million resulting from the release of a valuation allowance on a capital loss tax asset due to a 2023 tax planning action. The fluctuation for both comparative periods presented was primarily driven by this one time tax benefit in 2023.
Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests
Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. In 2024, we had $20.2 million of net income of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds. In 2023, we had $24.0 million of net income of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds. In 2022 we had $56.4 million of net loss of consolidated entities attributable to non-controlling interests, primarily due to losses on investments held by our consolidated company-sponsored investment funds.
Capital Resources and Liquidity
Cash flows from operating activities primarily include the receipt of investment advisory and services fees and other revenues offset by the payment of operating expenses incurred in the normal course of business. Our cash flows from operating activities have historically been positive and sufficient to support our operations. We do not anticipate this to change in the foreseeable future. Cash flows from investing activities generally consist of small capital expenditures and, when applicable, divestitures, capital activity related to our equity method investments and business acquisitions. Cash flows from financing activities primarily consist of issuance and repayment of debt and the repurchase of AB Holding units to fund our long-term deferred compensation plans. We are required to distribute all of our Available Cash Flow to our Unitholders and the General Partner.
During 2024, net cash provided by operating activities was $1.4 billion, compared to $0.9 billion during 2023. The change was primarily due to higher earnings of $312.5 million (after non-cash reconciling items), the net activity of our consolidated company-sponsored investment funds of $128.1 million, an increase in accounts payable and accrued expenses of $94.0 million and an increase in broker-dealer related payables (net of receivable and segregated U.S. Treasury Bills activity) of $87.9 million, partially offset by an increase in fees receivable of $140.8 million. During 2023, net cash provided by operating activities was $0.9 billion, compared to $1.1 billion during 2022. The change primarily was due to an increase in fees receivable of $161.1 million, lower earnings of $159.9 million (after non-cash reconciling items), a decrease in broker-dealer related payables (net of receivable and segregated U.S. Treasury Bills activity) of $133.3 million and an increase in deferred sales commissions of $59.8 million, partially offset by net activity of our consolidated company-sponsored investment funds of $166.0 million and an increase in accrued compensation of $127.4 million.
During 2024, net cash used in investing activities was $115.7 million, compared to $33.6 million during 2023. The change was primarily due to higher purchases of furniture, equipment and leasehold improvements of $88.7 million and cash used related to the divestiture of the BRS business of $40.2 million. The cash used in the divestiture included $304.0 million in cash proceeds received from SocGen offset by $338.2 million in cash contributed from the transferring balance sheet and $6.0 million in direct costs to sell. In addition, there was an increase in debt repayment from equity method investments of $86.2 million offset by capital contributions to equity method investments of $39.4 million. During 2023, net cash used in investing activities was $33.6 million, compared to $22.0 million during 2022. The change is due to the acquisition of CarVal, net cash acquired of $40.3 million in 2022, partially offset by lower purchases of furniture, equipment and leasehold improvements of $28.7 million.

48	AllianceBernstein

Part II
During 2024, net cash used in financing activities was $1.6 billion, compared to $1.0 billion during 2023. The change is primarily due to higher repayments of debt of $608.6 million and higher cash distributions to Unitholders of $115.2 million, partially offset by proceeds from the issuance of private units to EQH of $150.0 million. During 2023, net cash used in financing activities was $1.0 billion, compared to $1.1 billion during 2022. The change reflects lower cash distributions to Unitholders of $230.6 million, a decrease in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $66.5 million and the repayment of CarVal debt of $42.7 million, partially offset by higher net purchases of non-controlling interests of consolidated company-sponsored investment funds of $187.1 million and lower net borrowings of debt of $70.7 million.
As of December 31, 2024, AB had $832.0 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities and cash held by foreign subsidiaries of $460.1 million.
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
AB maintains a guarantee in connection with an $800 million committed, unsecured senior revolving credit facility (the "Credit Facility"). If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $150.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has guaranteed the obligations of SCB LLC under these lines of credit. AB maintains guarantees totaling $150.0 million for SCB LLC’s three uncommitted lines of credit.
AB maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business for SCB LLC, one of our U.S. based broker-dealer. In the event this entity is unable to meet its obligations, AB will pay the obligation when due or on demand.
We also have two smaller guarantees with a commercial bank totaling approximately $1.8 million, under which we guarantee certain obligations in the ordinary course of business of one of our foreign subsidiaries.
Effective April 1, 2024 AB and SocGen completed their previously announced transaction to form the JVs. At the time of closing, Bernstein Institutional Services LLC (“BIS”), the U.S. broker-dealer subsidiary of the NA JV, entered into a credit facility agreement with SocGen, as lender, providing for up to $60.0 million of working capital. As a condition of the credit facility and until SocGen’s ownership exceeds 50% of NA JV, AB will provide a limited guarantee under which AB will guarantee up to its percentage ownership, currently 66.7%, of any unpaid obligations of BIS. As of December 31, 2024 there were no unpaid obligations under this facility requiring a guarantee by AB.
In addition, in connection with the close of the transaction, AB will indemnify SG Canada for certain obligations and liabilities in relation to SCB Canada until such time as SocGen exceeds 50% ownership of NA JV (the “Canadian Regulatory Guarantee”). Under the terms of the Canadian Regulatory Guarantee, SG Canada must guarantee the customer liabilities of SCB Canada to the full extent of its regulatory capital which fluctuates based upon business activity. AB has agreed to indemnify SG Canada for 66.7% of any amounts paid by SG Canada under the Canadian Regulatory Guarantee. As of December 31, 2024, there were no unpaid obligations requiring a guarantee by AB.
We have not been required to perform under any of the above agreements and currently have no outstanding liability in connection with these agreements.

2024 Annual Report	49

Part II
Aggregate Contractual Obligations
We have various compensation and benefit obligations, including accrued salaries and fringes, commissions, payroll taxes, incentive payments and deferred compensation arrangements. The majority of our compensation and benefits obligations are paid out in less than one year, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years. Accrued compensation and benefits as of December 31, 2024 totaled $372.6 million. This amount excludes our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $43.5 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the aforementioned accrued compensation and benefits obligation amount.
We expect to make contributions to our qualified profit sharing plan of approximately $19.0 million in each of the next four years. Effective May 22, 2024, the Compensation Committee of the AB Board of Directors approved the termination of the retirement plan. Net assets available under the Plan will be distributed to the selected insurer and participants through the first quarter of 2025. We expect to make a contribution of approximately $5.3 million in 2025 to fully fund the retirement plan, purchase the group annuity contract and settle the remaining termination costs associated with the retirement plan.
The 2017 Tax Act (enacted in the U.S. on December 22, 2017) imposed a federal transition tax on mandatory deemed repatriation of certain deferred foreign earnings. Management elected to pay the transition tax in installments over an eight-year period from 2018 to 2025. The federal transition tax obligation as of December 31, 2024 totaled $4.7 million and is recorded to income tax payable on our consolidated statement of financial condition. See Note 21 to our consolidated financial statements in Item 8 for further discussion of our taxes.
During the fourth quarter of 2024, we entered into a non-exclusive partnership with Reinsurance Group of America, Incorporated (“RGA”) under which we committed to invest $100.0 million in a reinsurance sidecar vehicle sponsored by RGA and focused on the U.S. asset-intensive reinsurance market. AB intends to manage private alternative assets for RGA’s general account as part of a separate transaction. As of December 31, 2024, we have funded $0.1 million of this commitment. The remaining commitment of up to $100.0 million can be called upon short notice at any future point.
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
As of December 31, 2024, we had goodwill of $3.6 billion on the consolidated statement of financial condition, which included $666.1 million as a result of the CarVal Investors L.P. ("CarVal") acquisition in 2022, $2.6 billion as a result of the Sanford C. Bernstein Inc. (“Bernstein”) acquisition in 2000 and $291.9 million in regard to various smaller acquisitions. As a result of the BRS deconsolidation, approximately $159.8 million of goodwill has been contributed to the JVs.
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

50	AllianceBernstein

Part II
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
Investments in Unconsolidated Joint Ventures
Effective April 1, 2024 we deconsolidated our Bernstein Research Services business ("BRS") and contributed the BRS business to two unconsolidated joint ventures (the "JVs"). We recognize our initial investment in our JVs at fair value. The determination of fair values of assets and liabilities of the JVs requires us to make certain estimates, consider assumptions and use valuation techniques when a market value is not readily determinable. The valuation methodology used for our initial investment in the JVs is known as a dividend discount model whereby a forecast of net income attributable to each of the JVs was discounted using an estimated cost of capital to determine the present value of expected future dividends. The joint venture dividend discount model includes significant assumptions such as expected future distributable earnings, discount rate and a long term growth rate. We recorded an initial investment in the JVs at fair value as of April 1, 2024 of $283.9 million. We have recorded our subsequent investment in each of the JVs under the equity method of accounting under ASC 323 Investments – Equity Method and Joint Ventures, as we retained the ability to exercise significant influence over the operating and financial policies of the JVs but did not retain a controlling interest. Our investments in companies over which we have the ability to exercise significant influence are accounted for under the equity method and are recorded at cost plus our share of earnings and losses. As of December 31, 2024 our investment in the JVs was $286.7 million
Our investments in our JVs are reviewed for indicators of impairment when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. An extended series of net operating losses of an investee, inability to operate without significant future capital infusions, or other factors may indicate that a loss in the value of our investment in the unconsolidated JVs may have occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we will record an impairment charge in the amount of the excess carrying value over the estimated fair value. As we do not have a controlling financial interest in the JVs, the fair value of the JVs would be determined at the joint venture level using a dividend discount model which is subjective and considers assumptions regarding future performance, as discussed above, that could differ materially from actual results in future periods. As of December 31, 2024 there was no triggering event identified requiring an impairment analysis of our investment in our unconsolidated JVs.

2024 Annual Report	51

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

52	AllianceBernstein

Part II
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk, Risk Management and Derivative Financial Instruments

Our investments consist of trading and other investments. Trading investments include U.S. Treasury Bills, mutual funds, exchange-traded options and various separately-managed portfolios consisting of equity securities. Trading investments are purchased for short-term investment, principally to fund liabilities related to long-term incentive compensation plans and to seed new investment services. Other investments include alternative investments and hedge funds we sponsor and other investment vehicles.
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
Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2024 and 2023. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31
	2024		2023
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Securities segregated (U.S. Treasury Bills)	$499,245	$(4,992)	$867,679	$(8,677)
Trading	51,240	(3,033)	70,750	(4,394)

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% decrease in equity prices from those prevailing as of December 31, 2024 and 2023. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

2024 Annual Report	53

Part II

	As of December 31
	2024		2023
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$150,585	$(15,058)	$117,434	$(11,743)
Other investments	333,380	(33,338)	55,371	(5,537)

54	AllianceBernstein

Part II
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the General Partner and Unitholders of AllianceBernstein L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of AllianceBernstein L.P. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in partners' capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

2024 Annual Report	55

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

Valuation of the Initial Investment in the Unconsolidated JVs

As described in Notes 2 and 24 to the consolidated financial statements, the Company and Societe Generale completed the transaction to form a global joint venture with two joint venture holding companies, one outside of North America and one within North America ("NA JV", and together the "JVs"). The Company maintains an equity method investment in each of the JVs and recorded an initial investment in the JVs at fair value as of April 1, 2024 of $283.9 million. The valuation methodology used for the initial investment in the joint ventures is known as a dividend discount model whereby a forecast of net income attributable to each of the JVs was discounted using an estimated cost of capital to determine the present value of expected future dividends. The joint venture dividend discount model includes significant assumptions such as expected future distributable earnings, discount rate and a long term growth rate.

The principal considerations for our determination that performing procedures relating to the valuation of the initial investment in the unconsolidated JVs is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the initial investment in the unconsolidated JVs; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected future distributable earnings, discount rate and a long term growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the dividend discount model, including controls over the valuation of the initial investment in the unconsolidated JVs. These procedures also included, among others (i) reading the joint venture agreement; (ii) testing management’s process for developing the fair value estimate of the initial investment in the unconsolidated JVs; (iii) evaluating the appropriateness of the dividend discount model; (iv) testing the completeness and accuracy of underlying data used in the dividend discount model; and (v) evaluating the reasonableness of the significant assumptions used by management related to expected future distributable earnings, discount rate and a long term growth rate. Evaluating management’s assumptions related to expected future distributable earnings involved considering (i) the historical performance of the contributed businesses; (ii) the consistency with external market and industry data; and (iii) the consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the dividend discount model and the reasonableness of the assumptions related to the discount rate and long term growth rate.
/s/PricewaterhouseCoopers LLP
Nashville, Tennessee
February 14, 2025
We have served as the Company’s auditor since 2006.

56	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	Years Ended December 31
	2024	2023
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$832,044	$1,000,103
Cash and securities segregated, at fair value (cost $495,391 and $859,448)	500,046	867,680
Receivables, net:
Brokers and dealers	33,772	53,144
Brokerage clients	1,432,372	1,314,656
AB funds fees	467,351	343,334
Other fees	159,336	125,500
Investments:
Joint ventures	286,721	—
Other	248,483	243,554
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	1,989	7,739
Investments	140,792	397,174
Other assets	14,801	25,299
Furniture, equipment and leasehold improvements, net	248,673	176,348
Goodwill	3,598,591	3,598,591
Intangible assets, net	215,054	264,555
Deferred sales commissions, net	182,707	87,374
Right-of-use assets	449,877	323,766
Assets held for sale	—	564,776
Other assets	259,318	216,213
Total assets	$9,071,927	$9,609,806

2024 Annual Report	57

Part II

	Years Ended December 31
	2024	2023
	(in thousands, except unit amounts)
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$162,570	$259,175
Brokerage clients	1,933,843	2,200,835
AB mutual funds	830	644
Contingent consideration liability	9,385	252,690
Accounts payable and accrued expenses	426,675	172,163
Lease liabilities	512,615	369,017
Liabilities of consolidated company-sponsored investment funds	1,716	12,537
Accrued compensation and benefits	391,161	372,305
Debt	710,000	1,154,316
Liabilities held for sale	—	153,342
Total liabilities	4,148,795	4,947,024
Commitments and contingencies (See Note 14)
Redeemable non-controlling interest of consolidated entities	48,489	209,420
Capital:
General Partner	49,519	45,388
Limited partners: 292,107,907 and 286,609,212 units issued and outstanding	4,999,616	4,590,619
Receivables from affiliates	(2,893)	(4,490)
AB Holding Units held for long-term incentive compensation plans	(62,366)	(76,363)
Accumulated other comprehensive (loss)	(110,581)	(106,364)
Partners’ capital attributable to AB Unitholders	4,873,295	4,448,790
Non-redeemable non-controlling interests in consolidated entities	1,348	4,572
Total capital	4,874,643	4,453,362
Total liabilities, non-controlling interest and capital	$9,071,927	$9,609,806
See Accompanying Notes to Consolidated Financial Statements.

58	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2024	2023	2022
	(in thousands, except per unit amounts)
Revenues:
Investment advisory and services fees	$3,442,139	$2,975,468	$2,971,038
Bernstein research services	96,222	386,142	416,273
Distribution revenues	726,670	586,263	607,195
Dividend and interest income	165,313	199,443	123,091
Investment (losses) gains	(13,486)	14,206	(102,413)
Other revenues	142,794	101,342	105,544
Total revenues	4,559,652	4,262,864	4,120,728
Less: Broker-dealer related interest expense	84,513	107,541	66,438
Net revenues	4,475,139	4,155,323	4,054,290
Expenses:
Employee compensation and benefits	1,801,767	1,769,153	1,666,636
Promotion and servicing:
Distribution-related payments	742,429	610,368	629,572
Amortization of deferred sales commissions	57,983	36,817	34,762
Trade execution, marketing, T&E and other	182,146	215,643	215,556
General and administrative	599,215	581,571	641,635
Contingent payment arrangements	(121,896)	22,853	6,563
Interest on borrowings	43,509	54,394	17,906
Amortization of intangible assets	45,913	46,854	26,564
Total expenses	3,351,066	3,337,653	3,239,194
Operating income	1,124,073	817,670	815,096
Gain on divestiture	134,555	—	—
Non-operating income	134,555	—	—
Pre-tax Income	1,258,628	817,670	815,096
Income tax	65,143	29,051	39,639
Net income	1,193,485	788,619	775,457
Net income (loss) of consolidated entities attributable to non-controlling interests	20,238	24,009	(56,356)
Net income attributable to AB Unitholders	$1,173,247	$764,610	$831,813
Net income per AB Unit:
Basic	$4.05	$2.65	$3.01
Diluted	$4.05	$2.65	$3.01
See Accompanying Notes to Consolidated Financial Statements.

2024 Annual Report	59

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2024	2023	2022
	(in thousands)
Net income	$1,193,485	$788,619	$775,457
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax	(20,843)	14,262	(47,208)
Less: reclassification adjustment for (losses) included in net income upon liquidation	(10,197)	(389)	—
Foreign currency translation adjustments, before tax	(10,646)	14,651	(47,208)
Income tax benefit (expense)	59	(618)	1,215
Foreign currency translation adjustments, net of tax	(10,587)	14,033	(45,993)
Changes in employee benefit related items:
Amortization of prior service cost	24	24	24
Recognized actuarial gain	1,504	9,135	6,922
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation	(4,931)	—	—
Changes in employee benefit related items	6,459	9,159	6,946
Income tax (expense)	(89)	(79)	(95)
Employee benefit related items, net of tax	6,370	9,080	6,851
Other comprehensive (loss) gain	(4,217)	23,113	(39,142)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	20,238	24,009	(56,356)
Comprehensive income attributable to AB Unitholders	$1,169,030	$787,723	$792,671
See Accompanying Notes to Consolidated Financial Statements.

60	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31
	2024	2023	2022
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$45,388	$45,985	$42,850
Net income	11,732	7,646	8,318
Cash distributions to General Partner	(9,553)	(8,411)	(10,715)
Long-term incentive compensation plans activity	(61)	(21)	25
Issuance (retirement) of AB Units, net	513	189	(385)
Issuance of AB Units for EQH purchase agreement	1,500	—	—
Issuance of AB Units for CarVal acquisition	—	—	5,892
Balance, end of year	49,519	45,388	45,985
Limited Partners' Capital
Balance, beginning of year	4,590,619	4,648,113	4,336,211
Net income	1,161,515	756,964	823,495
Cash distributions to Unitholders	(944,912)	(830,860)	(1,059,105)
Long-term incentive compensation plans activity	(6,014)	(2,080)	2,521
Issuance (retirement) of AB Units, net	49,908	18,482	(38,286)
Issuance of AB Units for EQH purchase agreement	148,500	—	—
Issuance of AB Units for CarVal acquisition	—	—	583,277
Balance, end of year	4,999,616	4,590,619	4,648,113
Receivables from Affiliates
Balance, beginning of year	(4,490)	(4,270)	(8,333)
Long-term incentive compensation awards expense	1,088	727	607
Capital contributions from (to) AB Holding	509	(947)	3,456
Balance, end of year	(2,893)	(4,490)	(4,270)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(76,363)	(95,318)	(119,470)
Purchases of AB Holding Units to fund long-term compensation plans, net	(157,038)	(144,086)	(210,568)
(Issuance) retirement of AB Units, net	(49,894)	(17,562)	40,346
Long-term incentive compensation awards expense	216,133	179,724	198,783
Re-valuation of AB Holding Units held in rabbi trust	4,796	879	(4,240)
Other	—	—	(169)
Balance, end of year	(62,366)	(76,363)	(95,318)

Accumulated Other Comprehensive (Loss)
Balance, beginning of year	(106,364)	(129,477)	(90,335)
Foreign currency translation adjustment, net of tax	(10,587)	14,033	(45,993)
Changes in employee benefit related items, net of tax	6,370	9,080	6,851
Balance, end of year	(110,581)	(106,364)	(129,477)
Total Partners' Capital attributable to AB Unitholders	4,873,295	4,448,790	4,465,033
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of year	4,572	12,607	—
CarVal acquisition	—	—	12,607
Net income	3,940	743	—
Distributions to non-controlling interests, net	(7,164)	(8,514)	—
Adjustment	—	(264)	—
Balance, end of year	1,348	4,572	12,607
Total Capital	$4,874,643	$4,453,362	$4,477,640
See Accompanying Notes to Consolidated Financial Statements.

61	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2024	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$1,193,485	$788,619	$775,457
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	57,983	36,817	34,762
Non-cash long-term incentive compensation expense	217,220	180,451	199,390
Depreciation and other amortization	91,126	92,113	66,617
Unrealized (gains) losses on investments	(5,503)	(7,810)	40,857
Equity in earnings of equity method investments	36,551	—	—
Unrealized (gains) losses on investments of consolidated company-sponsored investment funds	(15,898)	(48,350)	73,194
Non-cash lease expense	112,458	101,761	99,861
(Gain) on divestiture	(134,555)	—	—
(Gain) loss on assets held for sale	—	(800)	7,400
Remeasurement of contingent payment arrangements	(130,901)	14,050	—
Retirement plan loss	14,309	—	—
Other, net	28,424	(4,641)	14,604
Changes in assets and liabilities:
Decrease (increase) in securities, segregated	367,634	654,751	(18,474)
(Increase) decrease in receivables	(199,288)	629,204	35,410
Decrease (Increase) in investments	7,238	(10,656)	(10,331)
(Increase) in deferred sales commissions	(153,316)	(71,941)	(12,113)
Decrease (increase) in other assets	13,052	(36,263)	(5,487)
Decrease in investments of consolidated company-sponsored investment funds	272,280	167,712	23,295
Decrease (Increase) in other assets of consolidated company-sponsored investment funds	10,498	19,125	(13,961)
(Decrease) in other liabilities of consolidated company-sponsored investment funds, net	(10,821)	(42,992)	(31,471)
(Decrease) increase in payables	(388,594)	(1,451,280)	110,112
Increase (decrease) in accounts payable and accrued expenses	86,999	(6,992)	(8,424)
Increase (decrease) in accrued compensation and benefits	26,113	(22,848)	(150,285)
Cash payments to relieve operating lease liabilities	(90,190)	(107,738)	(109,182)
Net cash provided by operating activities	1,406,304	872,292	1,121,231

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(122,330)	(33,627)	(62,308)
Divestiture of business (includes $304.0 million in cash proceeds)	(40,196)	—	—
Capital contributions to equity method investments	(39,401)	—	—
Debt repayments from equity method investments	86,200	—	—
Acquisition of businesses, net of cash acquired	—	—	40,282
Net cash used in investing activities	(115,727)	(33,627)	(22,026)
Cash flows from financing activities:
(Repayment) Proceeds from debt, net	(444,316)	164,316	235,000
(Decrease) increase in overdrafts payable	(11)	—	(25,411)
Distributions to General Partner and Unitholders	(954,464)	(839,271)	(1,069,820)
(Redemptions) subscriptions of non-controlling interests of consolidated company-sponsored investment funds, net	(181,169)	(183,245)	3,843
Capital contributions (to) from AB Holding	(770)	(2,164)	1,590
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	—	—	178
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(157,038)	(144,086)	(210,568)
Proceeds from issuance of private units to EQH	150,000	—	—
Payment of acquisition-related debt obligation	—	—	(42,661)
Other, net	(9,362)	(4,870)	(2,131)
Net cash used in financing activities	(1,597,130)	(1,009,320)	(1,109,980)
Effect of exchange rate changes on cash and cash equivalents	(20,303)	22,527	(56,234)
Net (decrease) in cash and cash equivalents	(326,856)	(148,128)	(67,009)
Cash and cash equivalents as of beginning of the period	1,160,889	1,309,017	1,376,026
Cash and cash equivalents as of end of the period	$834,033	$1,160,889	$1,309,017

Cash paid:
Interest paid	$125,839	$155,335	$78,434
Income taxes paid	51,799	57,216	55,473

Non-cash investing activities:
Fair value of assets acquired (excluding cash acquired of zero , zero and $40.8 million, for 2024, 2023 and 2022, respectively)	$—	$—	$1,085,141
Fair value of deferred tax asset recorded	—	—	5,072
Fair value of liabilities assumed	—	—	296,750
Fair value of non-redeemable non-controlling interest recorded	—	—	13,191
Non-cash financing activities:
Payables recorded under contingent payment arrangements	$—	$—	$231,385
Equity consideration issued in connection with acquisition	—	—	589,169
Retirement of AB Units for EQH Exchange Agreement	(185,101)	—	—
Issuance of AB Units for EQH Exchange Agreement	185,101	—	—
See Accompanying Notes to Consolidated Financial Statements.

62	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Notes to Consolidated Financial Statements
The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. Cross-references are in italics.
1. Business Description and Organization1
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
(1)April 1, 2024 AB and Societe Generale, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the Bernstein Research Services business and contributed the business to the joint venture. For further discussion, see Note 24 Divestiture.

2024 Annual Report	63

Part II
Organization
AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.
As of December 31, 2024, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	61.9%
AB Holding	37.5
Unaffiliated holders	0.6
100.0%
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
Recently Adopted Accounting Pronouncements or Accounting Pronouncements
Not Yet Adopted
Recently Adopted Accounting Pronouncements
In November 2023, Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which required disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We adopted this standard effective for our financial statements issued for fiscal year ended December 31, 2024. The adoption of this standard did not have a material impact on our financial condition or results of operations.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This amendment is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and certain information about income taxes paid. This revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2024. The revised guidance will not have a material impact on our financial condition or results of operations.

64	AllianceBernstein

Part II
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This amendment is expected to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is not generally presented in the financial statements today. The amendments in this update do not change or remove current expense disclosure requirements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all periods presented in the financial statements. We are currently evaluating the impacts of the new standard.
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

2024 Annual Report	65

Part II

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
Effective April 1, 2024, AB deconsolidated the Bernstein Research Services business ("BRS"). For further discussion, see Note 24 Divestiture to our consolidated financial statements contained in Item 8.

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
Our Luxembourg subsidiary, the management company for most of our non-U.S. funds, earns a management fee that is accrued daily and paid monthly, at an annual rate, based on the average daily net assets of the fund. With respect to certain share classes, the management fee may also contain a component that is paid to distributors and other financial intermediaries and service providers to cover shareholder servicing and other administrative expenses (also referred to as an All-in-management-fee). As we have concluded that asset management is distinct from distribution, we allocate a portion of the investment and advisory fee to distribution revenues for the servicing component based on standalone selling prices.

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

66	AllianceBernstein

Part II

Non-Contractual Revenues

Dividend and interest income is accrued as earned. Investment gains and losses on the consolidated statements of income include unrealized gains and losses of trading and private equity investments stated at fair value, equity in earnings of our limited partnership hedge fund investments, realized gains and losses on investments sold and equity income (loss) related our equity investment in JVs.

Contract Assets and Liabilities

We use the practical expedient for contracts that have an original duration of one year or less. Accordingly, we do not consider the time value of money and, instead, accrue the incremental costs of obtaining the contract when incurred. As of December 31, 2024, the balances of contract assets and contract liabilities are not considered material and, accordingly, no further disclosures are necessary.
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

2024 Annual Report	67

Part II
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
On April 1, 2024, we deconsolidated our BRS business and contributed the BRS business to the JVs. We recognize our initial investment in our unconsolidated joint ventures at fair value. The determination of fair values of assets and liabilities of the joint ventures requires us to make estimates, consider assumptions and use valuation techniques when a market value is not readily determinable. The valuation methodology used for our initial investment in the joint ventures is known as a dividend discount model whereby a forecast of net income attributable to each of the JVs was discounted using an estimated cost of capital to determine the present value of expected future dividends. The joint venture dividend discount model includes significant assumptions such as expected future distributable earnings, discount rate and a long term growth rate. We recorded an initial investment in the JVs at fair value as of April 1, 2024 of $283.9 million.
We have recorded our subsequent investment in each of the JVs under the equity method of accounting under ASC 323 Investments – Equity Method and Joint Ventures, as we retained the ability to exercise significant influence over the operating and financial policies of the JVs but did not retain a controlling interest. Our investments in companies over which we have the ability to exercise significant influence are accounted for under the equity method and are recorded at cost plus our share of earnings and losses. As of December 31, 2024, we owned 66.7% of the NA JV and 49.0% of the joint venture outside of North America and our combined carrying value in the two investments was 286.7 million.
Our investments in unconsolidated joint ventures are reviewed for indicators of impairment when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. An extended series of net operating losses of an investee, inability to operate without significant future capital infusions, or other factors may indicate that a loss in the value of our investment in the unconsolidated joint venture may have occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we will record an impairment charge in the amount of the excess carrying value over the estimated fair value. As we do not have a controlling financial interest in the JVs, the fair value of the JVs would be determined at the joint venture level using a dividend discount model which is subjective and considers assumptions regarding future performance, as discussed above, that could differ materially from actual results in future periods. As of December 31, 2024 there was no triggering event identified requiring an impairment analysis of our investment in our unconsolidated JVs.
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
Brokerage Transactions
Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral and have done so at various times. As of December 31, 2024 and 2023, we had zero and $122.4 million of re-pledged securities, respectively. Principal securities transactions and related expenses are recorded on a trade date basis.
Securities borrowed and securities loaned by our broker-dealer subsidiaries are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require us to deposit cash collateral with the lender. With respect to securities loaned, we receive cash collateral from the borrower. See Note 8 Offsetting Assets and Liabilities for securities borrowed and loaned amounts recorded in our consolidated statements of financial condition as of December 31, 2024 and 2023. The initial collateral advanced or received approximates or is greater than the fair

68	AllianceBernstein

Part II
value of securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2024 and 2023, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transaction.
As of December 31, 2024 and 2023, we had $29.1 million and $10.2 million, respectively, of cash on deposit with clearing organization for trade facilitation purposes, which are reported in other assets in our consolidated statements of financial condition. As of December 31, 2024 and 2023, we held no U.S. Treasury bills pledged as collateral. These clearing organizations have the ability by contract or custom to sell or re-pledge the collateral, if any.
Current Expected Credit Losses- Receivables from Brokerage clients
Receivables from clients primarily consists of margin loan balances. The value of the securities owned by clients and held as collateral for these receivables is not reflected in the consolidated financial statements and the collateral was not repledged as of December 31, 2024 and 2023. We consider these financing receivables to be of good credit quality because these receivables are primarily collateralized by the related client investments.
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
Goodwill
Our acquisitions are accounted for under the acquisition method of accounting under ASC 805 Business Combinations, where the cost of the acquisition is allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, results in the recognition of goodwill.
As of December 31, 2024, we had goodwill of $3.6 billion on the consolidated statement of financial condition which included $666.1 million as a result of the CarVal L.P. Investors ("CarVal") acquisition in 2022 ("CarVal acquisition"), $2.6 billion as a result of the Sanford C. Bernstein Inc. (“Bernstein”) acquisition in 2000 and $291.9 million in regard to various smaller acquisitions. As a result of the BRS deconsolidation, approximately $159.8 million of goodwill, which was previously reclassified to held for sale assets, has been contributed to the JVs.
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

2024 Annual Report	69

Part II
impairment test does not include a determination by management of whether a decline in fair value is temporary and it is important that management's determination of fair value reflect the impact of changing market conditions, including the severity and anticipated duration of any such changes.
As a part of our goodwill impairment evaluation, management uses the price of a publicly traded AB Holding Unit as a reasonable starting point for valuing an AB Unit because each represents the same fractional interest in our underlying business. Throughout the year, the carrying value of goodwill is also reviewed for impairment if certain events or changes in circumstances occur and trigger whether an interim impairment test may be required. Such changes in circumstances may include, but are not limited to, significant transactions including acquisitions or divestitures; a sustained decrease in the price of an AB Holding Unit or declines in AB’s market capitalization that would suggest that the fair value of the reporting unit is less than the carrying amount; significant and unanticipated declines in AB’s assets under management or revenues; and/or lower than expected earnings per unit. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, but none of these events or circumstances by itself would indicate that it is more likely than not that goodwill is impaired. Instead, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired. As of September 30, 2024, the impairment test indicated that goodwill was not impaired.
Business Combinations
We account for business combinations using the acquisition method of accounting under ASC 805 Business Combinations, whereby the identifiable assets and liabilities of the acquired business, as well as any non-controlling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses are expensed as incurred.
Often, as part of the business combination, intangible assets are recorded based on their estimated fair value at the time of acquisition and primarily relate to acquired investment management contracts. We periodically review indefinite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any. During 2024, 2023 and 2022, these expenses included an intangible asset impairment charge of $4.4 million, zero, and $5.6 million , respectively, related to various historical acquisitions.
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
During 2022, we acquired CarVal Investors which included a contingent consideration liability ranging from zero to $650.0 million and is based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. During 2024, we remeasured the contingent liability and recorded a gain reflected within contingent payment arrangements in the consolidated statements of income of $128.5 million. The fair value of the contingent consideration was remeasured using forecasted future cash flows using the Real Options valuation methodology. The most significant assumptions used to remeasure the liability were expected revenue growth rates and discount rates. In December 2024, the company agreed to finalize its contingent consideration liability with AB CarVal for a value of $134.0 million. This liability will be paid predominantly in AB Units issued within 10 days of December 31, 2027. Given the liability is no longer contingent, the liability of approximately $118.8 million is now recorded in accounts payable and accrued expenses on the consolidated statements of financial condition. We will accrete the present value of the liability of $118.8 million up to $134.0 million through December 31, 2027 and recognize this expense as general and administrative expenses on the consolidated statements of income on a prospective basis. As of December 31, 2023, the contingent consideration payable associated with the CarVal acquisition was $238.5 million. In addition, during 2024, we recorded an impairment of $2.5 million of the contingent consideration payable associated with a small acquisition made in 2020 due to the loss of investment management contracts.
During 2023, we recorded an expense of $28.4 million due to a change in estimate related to the contingent consideration associated with the acquisition of Autonomous LLC in 2019. The change in estimate was based upon better than expected revenues during the 2023 performance evaluation period. We recorded $14.1 million as contingent payment arrangement expense and $14.3 million as compensation and benefits expense in the consolidated statement of income. The charges to compensation and benefits expense are due to certain service conditions and special awards included in the acquisition agreement. During 2023 and 2022, there were no impairments of contingent consideration payable recorded in the consolidated statements of income.

70	AllianceBernstein

Part II
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
As of December 31, 2024, intangible assets, net of accumulated amortization, of $215.1 million on the consolidated statement of financial condition consists of $199.8 million of finite-lived intangible assets subject to amortization and $15.3 million of indefinite-lived intangible assets not subject to amortization.
As of December 31, 2023, intangible assets, net of accumulated amortization, of $264.6 million on the consolidated statement of financial condition consisted of $249.4 million of finite-lived intangible assets subject to amortization and $15.2 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions.
The gross carrying amount of finite-lived intangible assets totaled $320.8 million as of December 31, 2024 and $328.4 million as of December 31, 2023, and accumulated amortization was $121.0 million as of December 31, 2024 and $79.0 million as of December 31, 2023.
Amortization expense was $45.9 million for 2024, $46.9 million for 2023 and $26.6 million for 2022. Estimated future annual amortization expense is approximately $45 million annually in year one and two and $24 million in years three through five.
We review indefinite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. This test is performed at least annually or as triggering events occur. If the carrying value exceeds fair value, we perform an impairment assessment to measure the amount of the impairment loss, if any. During 2024, we performed an impairment assessment of our intangible assets. The impairment assessment indicated an impairment of intangible assets associated with various smaller historical acquisitions that were other than temporary. Due to the loss of certain investment management contracts, the carrying value of the finite-lived intangible assets exceeded the fair value of the contracts. As such, we recorded an impairment charge of $4.4 million in general and administrative expenses in the consolidated statements of income. The remaining impairment assessments indicated that our intangible assets were not impaired.
During the fourth quarter of 2023, the impairment assessment indicated that our intangible assets were not impaired.
During the fourth quarter of 2022, we recorded an impairment of $5.6 million related to our 2014 acquisition of CPH Capital. Due to the loss of acquired investment management contracts during the year, the carrying value of the finite-lived intangible assets exceeded the fair value of the contract. We determined the fair value of the contract using a discounted cash flow model. The impairment charge was recorded in general and administrative expenses in the consolidated statements of income.
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
We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, we compare the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If we determine the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. There were no impairment charges recorded during 2024 or 2023.
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

2024 Annual Report	71

Part II
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
Effective April 1, 2024, AB and SocGen completed their previously announced transaction to form a global joint venture with two joint venture holding companies. We have deconsolidated our BRS business and contributed the assets and liabilities previously held for sale of the BRS business to the JVs.
Assets and liabilities classified as held for sale as of December 31, 2023 were $564.8 million and $153.3 million, respectively.
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
Awards granted in December 2024, 2023 and 2022 allowed employees to allocate their awards between restricted units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”) and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside

72	AllianceBernstein

Part II
of the United States (other than expatriates), who received an award of $100,000 or less, could have allocated 100% of their award to deferred cash. Starting in December 2024, each of our employees based outside the United States (other than expatriates) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $500,000, or 100% of their award to deferred cash for those who received an award of $500,000 or less. The number of AB Holding Units awarded was based on the closing price of an AB Holding Unit as of the eighth business day of December as determined by the Compensation and Workplace Practices Committee (the "Compensation Committee") of the Board of Directors (the "Board"). For awards granted in 2024, 2023 and 2022:
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
We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted AB Holding Unit awards is the closing price of an AB Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. For year-end long-term incentive compensation awards, employees who resign or are terminated without cause may retain their awards, provided the employee remains in compliance with certain agreements and covenants set forth in the applicable award agreement, including the imposition of forfeiture as a result of post-employment competition, prohibitions on employee and client solicitation, and a potential claw-back for failing to follow existing risk management policies. Because there is no service requirement, we fully expense these awards on the grant date. Most equity replacement or similar deferred compensation awards included in separate employment agreements or arrangements include a required service period. Regardless of whether the award agreement includes employee service requirements, AB Holding Units are typically delivered to employees ratably over three to four years, unless the employee has made a long-term deferral election.
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
We hedge our restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, and then keeping these AB Holding Units in a consolidated rabbi trust until delivering them or retiring them. In accordance with the Amended and Restated Agreement of Limited Partnership of AB (“AB”), when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.
Repurchases of AB Holding Units for the years ended December 31, 2024 and 2023 consisted of the following:

	Years Ended December 31
	2024	2023
	(in millions)
Total amount of AB Holding Units Purchased(1)	4.5	4.7
Total Cash Paid for AB Holding Units Purchased(1)	$156.2	$144.4
Open Market Purchases of AB Holding Units Purchased(1)	1.8	2.0
Total Cash Paid for Open Market Purchases of AB Holding Units(1)	$60.1	$62.6
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

2024 Annual Report	73

Part II
on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. There was no plan adopted during the fourth quarter of 2024. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
During 2024, we granted to employees and Eligible Directors 5.9 million restricted AB Holding Units (including 4.1 million granted in December 2024 under our year-end Incentive Compensation Award Program to employees). During 2023, we granted to employees and Eligible Directors 5.6 million restricted AB Holding Units (including 5.0 million granted in December 2023 under our year-end Incentive Compensation Award Program to employees). We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.
Foreign Currency Translation and Transactions
Assets and liabilities of foreign subsidiaries are translated from functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction losses were $3.7 million, $4.5 million and $10.2 million for 2024, 2023 and 2022, respectively, and are reported in general and administrative expenses on the consolidated statements of income.
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
On February 6, 2025, the General Partner declared a distribution of $1.15 per AB Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2024. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on March 13, 2025 to holders of record on February 18, 2025.
Total cash distributions per Unit paid to the General Partner and Unitholders during 2024, 2023 and 2022 were $3.30, $2.92 and $3.87, respectively.
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
Reclassification
During 2024, amounts previously presented on the consolidated statement of cash flow as "other assets and liabilities of company-sponsored investment funds, net" are now presented as "other assets of company- sponsored investment funds" and "other liabilities of company-sponsored investment funds". Prior period amounts previously presented as such have been reclassified to conform to the current periods presentation.
During 2024, amounts previously presented on the consolidated statement of financial condition as "long-term incentive compensation-related" investments are now presented as "other" investments. Prior period amounts previously presented as such have been reclassified to conform to the current periods presentation.
During 2024, the contingent liability of approximately $118.8 million associated with the CarVal acquisition previously recorded in contingent consideration liability on the consolidated statements of financial condition is now recorded in accounts payable and accrued expenses. Accretion expense associated with the liability will now be recorded as general and administrative expense on the consolidated statements of income on a prospective basis. Prior period amounts have not been recast.

74	AllianceBernstein

Part II
Subsequent Events
We evaluate subsequent events through the date that these financial statements are filed with the SEC and did not identify any subsequent events that would require disclosure in these financial statements.
3. Revenue Recognition
Revenues for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Years Ended December 31
	2024	2023	2022
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$3,171,175	$2,830,557	$2,825,791
Performance-based fees	270,964	144,911	145,247
Bernstein research services(1)	96,222	386,142	416,273
Distribution revenues
All-in-management fees	337,999	284,057	290,740
12b-1 fees	67,611	63,127	69,041
Other distribution fees	321,060	239,079	247,414
Other revenues
Shareholder servicing fees	89,195	83,802	86,661
JV related revenues (2)	37,775	—	—
Other	14,317	17,061	18,120
	4,406,318	4,048,736	4,099,287
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	80,800	91,902	56,653
Investment (losses) gains	(13,486)	14,206	(102,413)
Other revenues	1,507	479	763
	68,821	106,587	(44,997)
Total net revenues	$4,475,139	$4,155,323	$4,054,290
(1)On April 1, 2024 AB and Societe Generale, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the Bernstein Research Services business and contributed the business to the joint venture. For further discussion, see Note 24 Divestiture.
(2)We entered into certain transition service level agreements with the JVs in connection with the divestiture of the BRS business. From April 1, 2024 through December 31, 2024 we provided services and recognized revenues of $37.8 million associated with these transition services agreements.

2024 Annual Report	75

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

	Years Ended December 31
	2024	2023	2022
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$1,173,247	$764,610	$831,813
Weighted average units outstanding—basic	286,618	285,125	273,943
Dilutive effect of compensatory options to buy AB Holding Units	—	—	1
Weighted average units outstanding—diluted	286,618	285,125	273,944
Basic net income per AB Unit	$4.05	$2.65	$3.01
Diluted net income per AB Unit	$4.05	$2.65	$3.01
There were no anti-dilutive options excluded from diluted net income in 2024, 2023 and 2022.
5. Cash and Securities Segregated Under Federal Regulations and Other Requirements
As of December 31, 2024 and 2023, $0.5 billion and $0.9 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.
6. Investments
Investments consist of:

	Years Ended December 31
	2024	2023
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$31,934	$18,882
Seed capital	169,502	128,771
Other	388	—
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	10,831	21,151
Seed capital	18,397	57,624
Investment in joint ventures	286,721	—
Time deposits	6,100	6,517
Other	11,331	10,609
Total investments	$535,204	$243,554

76	AllianceBernstein

Part II
Total investments related to long-term incentive compensation obligations of $42.8 million and $40.0 million as of December 31, 2024 and 2023, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.
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
We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 15, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of December 31, 2024 and 2023, our total seed capital investments were $294.7 million and $394.2 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.
On April 1, 2024, we deconsolidated our BRS business and contributed the business to the JVs. We record our subsequent investment in the JVs under the equity method of accounting and our investment in joint ventures includes our investments in these JVs (for further discussion, see Note 2 Significant Accounting Policies and Note 24 Divestitures).
The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of December 31, 2024 and 2023 were as follows:

	Years Ended December 31
	2024	2023
	(in thousands)
Net gains recognized during the period	$14,622	$14,372
Less: net gains recognized during the period on equity securities sold during the period	8,731	6,132
Unrealized gains recognized during the period on equity securities held	$5,891	$8,240
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
The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2024 and 2023 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

2024 Annual Report	77

Part II

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2024
Exchange-traded futures	$157,787	$2,835	$33	$(2,744)
Currency forwards	27,368	4,881	4,656	1,690
Interest rate swaps	17,667	367	14	310
Credit default swaps	199,720	4,172	9,099	(2,675)
Total return swaps	216,468	663	1,087	(3,823)
Option swaps	50,459	8,023	55	(688)
Total derivatives	$669,469	$20,941	$14,944	$(7,930)
December 31, 2023
Exchange-traded futures	$116,344	$1	$3,511	$(2,038)
Currency forwards	34,440	4,951	5,597	(82)
Interest rate swaps	11,345	294	349	110
Credit default swaps	139,607	9,265	4,197	(6,850)
Total return swaps	95,021	6	4,391	(5,443)
Option swaps	50,232	1	135	(2,107)
Total derivatives	$446,989	$14,518	$18,180	$(16,410)
As of December 31, 2024 and 2023, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investment gains (losses) on the consolidated statements of income.
We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2024 and 2023, we held $10.4 million and $5.7 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.
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
Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of December 31, 2024 and 2023, we delivered $5.2 million and $7.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our consolidated statements of financial condition.
As a result of the deconsolidation of the BRS business on April 1, 2024, we no longer have long and short exchange-traded equity options. As of December 31, 2023, these equity options were classified as held for sale on our consolidated statement of financial condition. For further discussion, see Note 24 Divestiture.
Prior to the deconsolidation of the BRS business, our options desk provided our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk had the ability to commit capital to facilitate a client's transaction. Our options desk hedged the risk associated with this activity by taking offsetting positions in equities. For the three months ended March 31, 2024 (prior to our deconsolidation of the BRS business on April 1, 2024), we recognized losses of $2.0 million on equity options activity. For the year ended December 31, 2023, we recognized $4.9 million of losses on equity options activity, respectively. These losses are recognized in investment gains (losses) in the consolidated statements of income.

78	AllianceBernstein

Part II
8. Offsetting Assets and Liabilities
See Note 15, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.
Offsetting of assets as of December 31, 2024 and 2023 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2024
Securities borrowed	$1,144	$—	$1,144	$(1,044)	$—	$100
Derivatives	20,941	—	20,941	—	(10,357)	10,584
December 31, 2023
Securities borrowed	$23,229	$—	$23,229	$(23,229)	$—	$—
Derivatives	14,518	—	14,518	—	(5,691)	8,827
Offsetting of liabilities as of December 31, 2024 and 2023 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2024
Derivatives	$14,944	$—	$14,944	$—	$(5,188)	$9,756
December 31, 2023
Securities loaned	$125,101	$—	$125,101	$(122,369)	$—	$2,732
Derivatives	18,180	—	18,180	—	(7,795)	10,385
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

2024 Annual Report	79

Part II
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of December 31, 2024 and 2023 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Total
December 31, 2024
Money markets	$146,781	$—	$—	$—	$146,781
Securities segregated (U.S. Treasury Bills)	—	499,245	—	—	499,245
Derivatives	2,835	18,106	—	—	20,941
Equity securities	193,766	5,921	121	2,016	201,824
Other Investments	8,593	—	—	—	8,593
Total assets measured at fair value	$351,975	$523,272	$121	$2,016	$877,384

Derivatives	$33	$14,911	$—	$—	$14,944
Contingent payment arrangements	—	—	9,385	—	9,385
Total liabilities measured at fair value	$33	$14,911	$9,385	$—	$24,329

December 31, 2023:
Money markets	$146,906	$—	$—	$—	$146,906
Securities segregated (U.S. Treasury Bills)	—	867,679	—	—	867,679
Derivatives	1	14,517	—	—	14,518
Equity securities	113,833	32,104	118	1,598	147,653
Other investments	7,870	—	—	—	7,870
Total assets measured at fair value	$268,610	$914,300	$118	$1,598	$1,184,626

Derivatives	$3,511	$14,669	$—	$—	$18,180
Contingent payment arrangements	—	—	252,690	—	252,690
Total liabilities measured at fair value	$3,511	$14,669	$252,690	$—	$270,870
(1)Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value.
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

80	AllianceBernstein

Part II
During the years ended December 31, 2024 and 2023, there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	December 31
	2024	2023
	(in thousands)
Balance as of beginning of period	$118	$129
Unrealized gains (losses), net	3	(11)
Balance as of end of period	$121	$118
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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	December 31
	2024	2023
	(in thousands)
Balance as of beginning of period	$252,690	$247,309
Accretion	9,005	8,803
Changes in estimates	(130,901)	14,050
Payments	(2,640)	(1,291)
Held for sale reclassification	—	(16,181)
Reclassification of AB CarVal contingent liability	(118,769)	—
Balance as of end of period	$9,385	$252,690
During 2022, we acquired CarVal Investors which included a contingent consideration liability ranging from zero to $650.0 million and is based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. The fair value of the contingent liability is remeasured each reporting period. During 2024, we remeasured the contingent liability and recorded a gain reflected within contingent payment arrangements in the consolidated statements of income of $128.5 million. The fair value of the contingent consideration is remeasured using forecasted future cash flows using the Real Options valuation methodology. The most significant assumptions used to remeasure the liability were expected revenue growth rates and discount rates.
In December 2024, the company agreed to finalize its contingent consideration liability with AB CarVal for a value of $134.0 million. This liability will be paid predominantly in AB Units issued within 10 days of December 31, 2027. Given the liability is no longer contingent, the liability of approximately $118.8 million is now recorded in accounts payable and accrued expenses on the consolidated statements of financial condition. We will accrete the present value of the liability of $118.8 million up to $134.0 million through December 31, 2027 and recognize this expense as general and administrative expenses on the consolidated statements of income on a prospective basis. As of December 31, 2023, the contingent consideration payable associated with the CarVal acquisition was $238.5 million.
As of December 31, 2024, the expected revenue growth rates ranged from 2.0% to 29.3%, with a weighted average of 5.5%, calculated using cumulative revenues and range of revenue growth rates. The discount rates range from 1.9% to 10.4%, with a weighted average of 7.3%, calculated using total contingent liabilities and range of discount rates.
As of December 31, 2023, the expected revenue growth rates range from 2.0% to 83.9%, with a weighted average of 10.3%, calculated using cumulative revenues and range of revenue growth rates. The discount rates ranged from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2024 or 2023.

2024 Annual Report	81

Part II
10. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net consist of:

	Years Ended December 31
	2024	2023
	(in thousands)
Furniture and equipment (1)	$151,478	$168,415
Leasehold improvements (1)	249,422	326,131
Total (1)	400,900	494,546
Less: Accumulated depreciation and amortization (1)	(152,227)	(318,198)
Furniture, equipment and leasehold improvements, net (1)	$248,673	$176,348
(1)During the fourth quarter of 2024, due to our exit from our previous New York office location, we disposed of approximately $201.8 million in assets with a net book value of $3.1 million.
Depreciation and amortization expense on furniture, equipment and leasehold improvements were $44.9 million, $44.9 million and $39.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
11. Deferred Sales Commissions, Net
The components of deferred sales commissions, net, for the years ended December 31, 2024 and 2023 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	Years Ended December 31
	2024	2023
	(in thousands)
Carrying amount of deferred sales commissions	$303,564	$187,870
Less: Accumulated amortization	(74,602)	(66,899)
Cumulative CDSC received	(46,255)	(33,597)
Deferred sales commissions, net	$182,707	$87,374
Amortization expense associated with deferred sales commissions was $58.0 million, $36.8 million and $34.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Estimated future amortization expense related to the December 31, 2024 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2025	$76,415
2026	68,192
2027	36,553
2028	1,547
Total	$182,707
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

82	AllianceBernstein

Part II
leverage ratio. As of December 31, 2024, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
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
As of December 31, 2024 and 2023, we had no amounts outstanding under the Credit Facility. During 2024 and 2023, we did not draw upon the Credit Facility.
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
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of December 31, 2024, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.
As of December 31, 2024 and 2023, AB had $710.0 million and $900.0 million outstanding under the EQH Facility with interest rates of approximately 4.3% and 5.3%, respectively. Average daily borrowings on the EQH Facility during 2024 and 2023 were $494.2 million and $743.1 million, respectively, with weighted average interest rates of approximately 5.2% and 4.9%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility was amended and restated as of August 30, 2024, extending the maturity date to August 31, 2029. There were no other significant changes included in the amendment. The EQH Uncommitted facility is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of December 31, 2024, we were in compliance with these covenants. As of December 31, 2024 and 2023, we had no amounts outstanding under the EQH Uncommitted Facility. We did not draw upon the EQH Uncommitted Facility during 2024. Average daily borrowings during 2023 were $3.6 million with a weighted average interest rate of approximately 4.6%.
Commercial Paper
As of December 31, 2024, we had no commercial paper outstanding. As of December 31, 2023, we had $254.3 million of commercial paper outstanding with an interest rate of 5.4%. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2024 and 2023 were $268.2 million and $267.6 million, respectively, with weighted average interest rates of approximately 5.4% and 5.2%, respectively.

2024 Annual Report	83

Part II
SCB Lines of Credit
SCB LLC had five uncommitted lines of credit as of December 31, 2023, two of which matured during the third quarter of 2024. As of December 31, 2024, SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $150.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of December 31, 2024 and 2023, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during 2024 and 2023 were $0.6 million and $1.1 million, respectively, with weighted average interest rates of approximately 8.5% and 7.8%, respectively.
13. Leases
We lease office space, office equipment and technology under various operating and financing leases. Our current leases have initial lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
Leases included in the consolidated statements of financial condition as of December 31, 2024 and 2023 were as follows:

	Classification	December 31, 2024	December 31, 2023
	(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$441,662	$312,588
Operating lease liabilities	Lease liabilities	504,171	357,623
Finance Leases
Property and equipment, gross	Right-of-use assets	19,548	18,975
Amortization of right-of-use assets	Right-of-use assets	(11,333)	(7,797)
Property and equipment, net		8,215	11,178
Finance lease liabilities	Lease liabilities	8,444	11,394
The components of lease expense included in the consolidated statements of income for the years ended December 31, 2024 and 2023 were as follows:

		Years Ended December 31
	Classification	2024	2023
		(in thousands)
Operating lease cost	General and administrative	$109,580	$94,784

Financing lease cost:
Amortization of right-of-use assets	General and administrative	4,361	4,779
Interest on lease liabilities	Interest expense	325	348
Total finance lease cost		4,686	5,127
Variable lease cost (1)	General and administrative	38,814	35,525
Sublease income	General and administrative	(33,068)	(33,577)
Net lease cost		$120,012	$101,859
(1)Variable lease expense includes operating expenses, real estate taxes and employee parking.

84	AllianceBernstein

Part II
The sublease income represents all revenues received from sub-tenants. It is primarily fixed base rental payments combined with variable reimbursements such as operating expenses, real estate taxes and employee parking. The vast majority of sub-tenant income is derived from our New York metro sub-tenant agreements. Sub-tenant income related to base rent is recorded on a straight-line basis.
Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2025	$59,311	$4,341	$63,652
2026	61,279	2,973	64,252
2027	58,405	1,216	59,621
2028	52,160	297	52,457
2029	49,235	—	49,235
Thereafter	415,489	—	415,489
Total lease payments	695,879	8,827	$704,706
Less interest	(191,708)	(383)
Present value of lease liabilities	$504,171	$8,444
We signed a lease that commenced during the first quarter of 2024, relating to approximately 166,000 square feet of space in New York City.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	13.65
Finance leases	2.30
Weighted average discount rate:
Operating leases	4.41%
Finance leases	3.61%
Supplemental non-cash activity related to leases are as follows:

	Years Ended December 31
	2024	2023
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	$217,318	$32,407
Finance leases	1,097	4,106
(1)Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.
14. Commitments and Contingencies
Leases
As indicated in Note 13 Leases, we lease office space, office equipment and technology under various leasing arrangements. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2024, are as follows:

2024 Annual Report	85

Part II

	Payments	Sublease Receipts	Net Payments
	(in millions)
2025	$67.6	$(2.3)	$65.3
2026	64.8	(2.7)	62.1
2027	60.4	(2.7)	57.7
2028	52.9	(2.7)	50.2
2029	49.8	(2.7)	47.1
2030 and thereafter	419.5	(4.7)	414.8
Total future minimum payments	$715.0	$(17.8)	$697.2
See Note 13 Leases for material lease commitments.
Legal Proceedings
For significant litigation matters, we assess the likelihood of a negative outcome. If a negative outcome is probable and the loss can be reasonably estimated, we record an estimated loss. If a negative outcome is reasonably possible and we can estimate the potential loss or range of loss, or if a negative outcome is probable and we can estimate the potential loss or range of loss beyond any amounts already accrued, we disclose this information. However, predicting outcomes or estimating losses is often challenging due to litigation uncertainties, especially in early stages or complex cases. In such instances, we disclose our inability to predict the outcome or estimate losses.
AB may face regulatory inquiries, administrative proceedings, and litigation, some alleging significant damages. While it is possible we could incur losses from these matters, we cannot currently estimate such losses or their range. Management, after consulting with legal counsel, believes that the outcome of any individual or combined matters will not materially affect our operations, financial condition, or liquidity. However, due to inherent uncertainties, future developments could potentially have a material adverse effect on our results, financial condition, or liquidity in future reporting periods.
Guarantees
Effective April 1, 2024 AB and SocGen completed their previously announced transaction to form the JVs. At the time of closing, Bernstein Institutional Services LLC (“BIS”), the U.S. broker-dealer subsidiary of the NA JV, entered into a credit facility agreement with SocGen, as lender, providing for up to $60.0 million of working capital. As a condition of the credit facility and until SocGen’s ownership exceeds 50% of NA JV, AB will provide a limited guarantee under which AB will guarantee up to its percentage ownership, currently 66.7%, of any unpaid obligations of BIS. As of December 31, 2024, there were no unpaid obligations under this facility requiring a guarantee by AB.
In addition, in connection with the close of the transaction, AB will indemnify SocGen Canada ("SG Canada") for certain obligations and liabilities in relation to Sanford C. Bernstein Canada ("SCB Canada") until such time as SocGen exceeds 50% ownership of NA JV (the “Canadian Regulatory Guarantee”). Under the terms of the Canadian Regulatory Guarantee, SG Canada must guarantee the customer liabilities of SCB Canada to the full extent of its regulatory capital which fluctuates based upon business activity. AB has agreed to indemnify SG Canada for 66.7% of any amounts paid by SG Canada under the Canadian Regulatory Guarantee. As of December 31, 2024, there were no unpaid obligations requiring a guarantee by AB.
Commitments
During the fourth quarter of 2024, we entered into a non-exclusive partnership with Reinsurance Group of America, Incorporated (“RGA”) under which we committed to invest $100.0 million in a reinsurance sidecar vehicle sponsored by RGA and focused on the U.S. asset-intensive reinsurance market. AB intends to manage private alternative assets for RGA’s general account as part of a separate transaction. As of December 31, 2024, we have funded $0.1 million of this commitment.
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

86	AllianceBernstein

Part II
The balances of consolidated VIEs and VOEs included in our consolidated statements of financial condition were as follows:

	December 31, 2024			December 31, 2023
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$1,671	$318	$1,989	$7,572	$167	$7,739
Investments	82,027	58,765	140,792	286,619	110,555	397,174
Other assets	1,317	13,484	14,801	15,010	10,289	25,299
Total assets	$85,015	$72,567	$157,582	$309,201	$121,011	$430,212
Liabilities	$345	$1,371	$1,716	$9,699	$2,838	$12,537
Redeemable non-controlling interest	31,670	16,819	48,489	202,882	6,538	209,420
Partners' capital attributable to AB Unitholders	53,000	54,377	107,377	96,620	111,635	208,255
Total liabilities, redeemable non-controlling interest and partners' capital	$85,015	$72,567	$157,582	$309,201	$121,011	$430,212
During 2024, we deconsolidated nine funds in which we had seed investments totaling approximately $129.0 million as of December 31, 2023 due to no longer having a controlling financial interest.
Changes in the redeemable non-controlling interest balance during the twelve-month period ended December 31, 2024 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2023	$209,420
Deconsolidated funds	(206,806)
Changes in third-party seed investments in consolidated funds	45,875
Redeemable non-controlling interest as of December 31, 2024	$48,489

2024 Annual Report	87

Part II
Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.
Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of December 31, 2024 and 2023 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2024:
Investments - VIEs	$15,240	$66,787	$—	$82,027
Investments - VOEs	249	58,516	—	58,765
Derivatives - VIEs	48	53	—	101
Derivatives - VOEs	—	11,483	—	11,483
Total assets measured at fair value	$15,537	$136,839	$—	$152,376
Derivatives - VIEs	$72	$13	$—	$85
Total liabilities measured at fair value	$72	$13	$—	$85
December 31, 2023:
Investments - VIEs	$49,455	$237,164	$—	$286,619
Investments - VOEs	9,036	101,519	—	110,555
Derivatives - VIEs	2,139	2,763	—	4,902
Derivatives - VOEs	—	8,775	—	8,775
Total assets measured at fair value	$60,630	$350,221	$—	$410,851
Derivatives - VIEs	$944	$1,587	$—	$2,531
Total liabilities measured at fair value	$944	$1,587	$—	$2,531
See Note 9 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
There were no Level 3 financial instruments carried at fair value within the consolidated company-sponsored investment funds during the years ended December 31, 2024 and 2023.
Derivative Instruments
As of December 31, 2024 and 2023, the VIEs held zero and $2.4 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2024 and 2023, we recognized zero and $0.1 million of gains, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the consolidated statements of income.
As of December 31, 2024 and 2023, the VIEs held zero and $1.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition.
As of December 31, 2024 and 2023, the VIEs delivered $0.3 million and $1.4 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2024 and 2023, the VOEs held $11.5 million and $8.8 million, respectively, of futures, forwards, options and swaps within their portfolios. For the year ended December 31, 2024 and 2023, we recognized zero and $0.1 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the consolidated statements of income.
As of December 31, 2024 and 2023, the VOEs held no cash collateral payable to trade counterparties.
As of December 31, 2024 and 2023, the VOEs delivered no cash collateral in brokerage accounts.

88	AllianceBernstein

Part II
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of December 31, 2024 and 2023 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2024:
Derivatives - VIEs	$101	$—	$101	$—	$(2)	$99
Derivatives - VOEs	11,483	—	11,483	—	—	11,483
December 31, 2023:
Derivatives - VIEs	$4,902	$—	$4,902	$—	$(1,415)	$3,487
Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of December 31, 2024 and 2023 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2024:
Derivatives - VIEs	$85	$—	$85	$—	$(85)	$—
December 31, 2023:
Derivatives - VIEs	$2,531	$—	$2,531	$—	$(1,408)	$1,123
Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of December 31, 2024, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $46.9 billion; our maximum risk of loss is our investment of $17.3 million in these VIEs and our advisory fees receivable from these VIEs are $115.2 million. As of December 31, 2023, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $54.6 billion; our maximum risk of loss was our investment of $10.3 million in these VIEs and our advisory fees receivable from these VIEs were $114.5 million.
16. Net Capital
SCB LLC is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the U.S. Securities and Exchange Commission ("SEC"). SCB LLC computes its net capital under the alternative method permitted by the applicable rule, which requires that minimum net capital, as defined, equals the greater of $1.5 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2024, SCB LLC had net capital of $190.4 million, which was $161.7 million in excess of the required minimum net capital requirement of $28.7 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations imposed by the SEC, the Financial Industry Regulatory Authority, Inc., and other securities agencies.
AllianceBernstein Investments, Inc. ("ABI"), another one of our subsidiaries and the distributor and/or underwriter for certain company-sponsored mutual funds, is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. As of December 31, 2024, ABI had net capital of $27.5 million, which was $27.2 million in excess of its required minimum net capital of $0.3 million.
Our U.K.-based broker-dealer and various international subsidiaries which were subject to minimum net capital requirements were contributed to the joint ventures effective April 1, 2024. See Note 24 Divestitures for further discussion.

2024 Annual Report	89

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
Through the normal course of business, we may have bank deposits that exceed FDIC insurance limits. A failure of the bank could lead to losses on our deposits. These deposits levels are often temporary, and we attempt to mitigate this risk by using high quality banks that are systemically important.
We enter into various futures, forwards, options and swaps primarily to economically hedge certain of our seed money investments. We may be exposed to credit losses in the event of nonperformance by counterparties to these derivative financial instruments. See Note 7, Derivative Instruments for further discussion.
18. Qualified Employee Benefit Plans
We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions were $19.7 million, $19.0 million and $17.5 million for 2024, 2023 and 2022, respectively.
We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $9.3 million, $11.7 million and $10.2 million in 2024, 2023 and 2022, respectively.
We maintain a qualified, noncontributory, defined benefit retirement plan (the “Retirement Plan”) covering current and former employees who were employed by AB in the United States prior to October 2, 2000. Benefits accrue under the plan based on years of credited service, average final base salary (as defined in the Retirement Plan) and primary Social Security benefits. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits.

90	AllianceBernstein

Part II
During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. We began the process of settling benefits with vested participants and all lump sum disbursements elected by plan participants were distributed in December 2024 in the amount of $35.0 million. The remaining retirement plan participants who did not elect a lump sum disbursement elected to roll over their benefit to a group annuity contract from a qualified insurance company to administer all future payments. During the year ended December 31, 2024, we recognized a non-cash settlement charge of approximately $13.1 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the consolidated statements of income. The company will elect the qualified insurance company to administer all future payments during the first quarter of 2025 at which point, the remaining benefit obligation will be purchased by the insurance carrier and we will fully terminate the plan and recognize a gain or loss on the pension settlement at that time. As of December 31, 2024 the Retirement Plan was underfunded with a benefit obligation of $68.6 million and plan assets of $63.3 million.
Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. We did not make a contribution to the Retirement Plan during 2024. The Company expects to make a contribution to the Retirement Plan during the first quarter of 2025 in the amount of $5.3 million to fully fund the Retirement Plan, purchase the group annuity contract and settle the remaining termination costs associated with the Retirement Plan.
The Retirement Plan’s projected benefit obligation, fair value of plan assets and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31
	2024	2023
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$98,426	$100,480
Interest cost	5,025	5,199
Plan settlements	(39,246)	—
Actuarial loss (gain)	7,655	(984)
Benefits paid	(3,281)	(6,269)
Projected benefit obligation at end of year	68,579	98,426
Change in plan assets:
Plan assets at fair value at beginning of year	101,376	95,990
Actual return on plan assets	4,476	11,655
Plan settlements	(39,246)	—
Benefits paid	(3,281)	(6,269)
Plan assets at fair value at end of year	63,325	101,376
Funded status	$(5,254)	$2,950
Effective December 31, 2015, the Retirement Plan was amended to change the actuarial basis used for converting a life annuity benefit to optional forms of payment and converting benefits payable at age 65 to earlier commencement dates. This prior service cost will be amortized over future years.

2024 Annual Report	91

Part II
The amounts recognized in other comprehensive income for the Retirement Plan for 2024, 2023 and 2022 were as follows:

	2024	2023	2022
	(in thousands)
Unrecognized net gain from experience different from that assumed and effects of changes and assumptions	$5,534	$8,815	$6,519
Prior service cost	24	24	24
	5,558	8,839	6,543
Income tax (expense)	(20)	(9)	(33)
Other comprehensive income	$5,538	$8,830	$6,510
The gain of $5.5 million recognized in 2024 was primarily due to lump sum settlement activity of $13.7 million ($13.1 million of settlement related gains recognized from accumulated other comprehensive income to a realized loss on the consolidated statements of income during the year ended December 31, 2024 and $0.6 million of pension cost amortization) offset by a loss of ($8.2 million). The loss of ($8.2 million) reflects a decrease in the discount rate due to plan termination assumptions using a yield curve rather than ongoing accounting basis assumptions using a bond model increasing the benefit obligation by ($2.2 million), termination pricing increasing the obligation by ($5.7 million) and a loss on plan assets of ($0.6 million), offset by new census data of $0.3 million.
The gain of $8.8 million recognized in 2023 was primarily due to actual earnings exceeding expected earnings on plan assets of ($6.9 million), the recognized actuarial loss of ($0.9 million) changes in the discount rate and lump sum interest rates of ($0.5 million), and changes in the census data ($0.5 million).
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
Foreign retirement plans and an individual's retirement plan maintained by AB are not material to AB's consolidated financial statements. As such, disclosure for these plans is not necessary. The reconciliation of the 2024 amounts recognized in other comprehensive income for the Retirement Plan as compared to the consolidated statement of comprehensive income (the "OCI Statement") is as follows:

	Retirement Plan	Retired Individual Plan	Foreign Retirement Plans	OCI Statement
	(in thousands)
Recognized actuarial gain	$5,534	$573	$328	$6,435
Amortization of prior service cost	24	—	—	24
Changes in employee benefit related items	5,558	573	328	6,459
Income tax (expense)	(20)	(4)	(65)	(89)
Employee benefit related items, net of tax	$5,538	$569	$263	$6,370
The amounts included in accumulated other comprehensive loss for the Retirement Plan as of December 31, 2024 and 2023 were as follows:

	2024	2023
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(22,899)	$(28,433)
Prior service cost	(611)	(635)
	(23,510)	(29,068)
Income tax benefit	147	168
Accumulated other comprehensive loss	$(23,363)	$(28,900)
The loss for the Retirement Plan from accumulated other comprehensive loss will be recognized as a realized loss to the consolidated statements of income upon plan settlement in 2025.

92	AllianceBernstein

Part II
The accumulated benefit obligation for the plan was $68.6 million and $98.4 million as of December 31, 2024 and 2023, respectively.
The discount rates used to determine benefit obligations as of December 31, 2024 and 2023 (measurement dates) were 5.15% and 5.40%, respectively. The discount rate to determine the benefit obligation as of December 31, 2024 has been adjusted by the annuity purchase premium to estimate the impending annuity purchase in 2025.
Benefit payments are expected to be paid as follows (in thousands):

2025	$68,865
Net expense under the Retirement Plan consisted of:

	Years Ended December 31
	2024	2023	2022
	(in thousands)
Interest cost on projected benefit obligations	$5,025	$5,199	$3,958
Expected return on plan assets	(5,056)	(4,776)	(6,591)
Amortization of prior service cost	24	24	24
Settlement loss recognized	13,104	—	1,678
Recognized actuarial loss	666	952	1,042
Net pension expense	$13,763	$1,399	$111
Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31
	2024	2023	2022
Discount rate on benefit obligations	5.40%	5.50%	2.90%
Expected long-term rate of return on plan assets	5.25%	5.25%	5.25%
In developing the expected long-term rate of return on plan assets of 5.25%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.
As of December 31, 2024, the mortality projection assumption used the generational MP-2021 improvement scale, which is consistent with the improvement scale used in 2023 and 2022. The base mortality assumption used is the Society of Actuaries PRI-2012 base mortality table for private sector plans, with a white-collar adjustment, using the contingent annuitant table for beneficiaries of deceased participants.
For fiscal year-end 2024, we reflected the most recently published Internal Revenue Service table for lump sums paid in 2024.
The Retirement Plan’s asset allocation percentages consisted of:

	Years Ended December 31
	2024	2023
Equity	—%	28%
Debt securities	88	62
Other	12	10
Total	100%	100%
The Investment Committee oversees investments for the benefit of the Retirement Plan. The objective of the investment program is to closely match the potential plan termination liability and to minimize funded status volatility, thereby promoting the ongoing ability of the Retirement Plan to meet future liabilities and obligations, while minimizing the need for additional contributions and managing the Retirement Plan’s funded status appropriately. The asset allocation was updated to 100% liability hedging investments (cash and cash equivalents) in light of the pending Retirement Plan termination.
See Note 9, Fair Value for a description of how we measure the fair value of our plan assets.

2024 Annual Report	93

Part II
The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2024 and 2023 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2024
Cash	$5,618	$—	$—	$5,618
Fixed income securities	—	55,839	—	55,839
Investments measured at net assets value	—	—	—	1,868
Investments at fair value	$5,618	$55,839	$—	$63,325

	Level 1	Level 2	Level 3	Total
December 31, 2023
Cash	$944	$—	$—	$944
U.S. Treasury Strips	—	15,764	—	15,764
Fixed income mutual funds	2,271	—	—	2,271
Fixed income securities	—	46,443	—	46,443
Equity mutual funds	9,821	—	—	9,821
Equity securities	10,231	—	—	10,231
Total assets in the fair value hierarchy	23,267	62,207	—	85,474
Investments measured at net assets value	—	—	—	15,902
Investments at fair value	$23,267	$62,207	$—	$101,376
During 2024 the Retirement Plan's investments include the following:
•fixed income securities primarily invested in bonds and included as a level 2 security;
During 2023 the Retirement Plan's investments include the following:
•one multi asset fund in 2023, in which the fund pursued an aggressive investment strategy involving a variety of asset classes. This fund seeks inflation protection from investments around the globe, both in developed and emerging market countries;
•six equity mutual funds in 2023, which focus on both U.S.-based and non-U.S.-based equity securities of various capitalization sizes ranging from small to large capitalization and diversified portfolios within those capitalization ranges;
•one asset allocation mutual which was liquidated in 2023;
•one separately managed account in 2023, managed against the Bloomberg Long U.S. Corporate index. This portfolio invests in U.S. dollar denominated investment grade fixed income securities with at least 10 years to maturity;
•investments measured at net asset value, including one hedge fund in 2023. The hedge fund seeks to provide attractive risk-adjusted returns over full market cycles with less volatility than that of broad equity markets by allocating all or substantially all of their assets among portfolio managers through portfolio funds that employ a broad range of investment strategies.
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
Under the Incentive Compensation Program, we made awards in 2024, 2023 and 2022 aggregating $184.3 million, $170.2 million and $164.3 million, respectively. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2024, 2023 and 2022 were $208.0 million, $183.0 million and $160.1 million, respectively.
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

94	AllianceBernstein

Part II
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
As of December 31, 2024, 35,854,070 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or the AllianceBernstein 2010 Long Term Incentive Plan, as amended, an equity compensation plan with similar terms that was canceled on September 30, 2017. AB Holding Unit-based awards in respect of 24,145,930 AB Holding Units were available for grant under the 2017 Plan as of December 31, 2024.
As of December 31, 2023, 32,738,157 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or the AllianceBernstein 2010 Long Term Incentive Plan, as amended, an equity compensation plan with similar terms that was canceled on September 30, 2017. AB Holding Unit-based awards in respect of 27,261,843 AB Holding Units were available for grant under the 2017 Plan as of December 31, 2023.
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
The portion of incentive-based compensation received from EQH specific to Seth Bernstein, our Chief Executive Officer, and Onur Erzan, our Head of Global Client Group and Private Wealth, is covered under the Compensation Recovery Policy adopted by our parent EQH and will be applicable to any current or previous incentive-based compensation received directly from our parent company by Mr. Bernstein and Mr. Erzan.
Restricted AB Holding Unit Awards
In 2024, 2023 and 2022, the Board granted restricted AB Holding Unit awards to Eligible Directors. These AB Holding Units give the Eligible Directors, in most instances, all the rights of other AB Holding Unitholders, subject to such restrictions on transfer as the Board may impose.
We award restricted AB Holding Units to Eligible Directors that vest ratably over three years. We fully expensed these awards on each grant date, as there is no service requirement. Grant details related to these awards is as follows:

	2024	2023	2022
Restricted Units Awarded	29,952	30,102	30,870
Weighted Average Grant Date Fair Value	$34.06	$33.89	$38.55
Compensation Expense (in millions)	$1.0	$1.0	$1.2
Under the Incentive Compensation Program, we awarded 4.7 million restricted AB Holding Units in 2024 (which included 4.4 million restricted AB Holding Units in December for the 2024 year-end awards as well as 0.3 million additional restricted AB Holding Units granted earlier during the year relating to the 2023 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $30.56 to $36.19.
We awarded 5.2 million restricted AB Holding Units in 2023 (which included 5.0 million restricted AB Holding Units in December for the 2023 year-end awards as well as 0.2 million additional restricted AB Holding Units granted earlier during the year relating to the 2022 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $30.56 to $38.84.
We awarded 4.2 million restricted AB Holding Units in 2022 (which included 3.8 million restricted AB Holding Units in December for the 2022 year-end awards as well as 0.4 million additional restricted AB Holding Units granted earlier during the year related to the 2021 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $38.84 to $50.94.
Restricted AB Holding Units awarded under the Incentive Compensation Program generally vest in 33.3% increments on December 1st of each of the three years immediately following the year in which the award is granted.

2024 Annual Report	95

Part II
We also award restricted AB Holding Units in connection with certain employment and separation agreements, as well as relocation-related performance awards, with vesting schedules generally ranging between two and ten years. Grant details related to these awards is as follows:

	2024	2023	2022
	(in millions excluding share prices)
Restricted Units Awarded	1.2	0.5	0.5
Grant Date Fair Value Range	$28.46 - $37.26	$27.86 - $38.58	$34.86 - $49.90
Compensation Expense	$17.6	$30.1	$35.0
The fair value of the restricted AB Holding Units is amortized over the requisite service period as compensation expense. Changes in unvested restricted AB Holding Units during 2024 are as follows:

	AB Holding Units	Weighted Average Grant Date Fair Value per AB Holding Unit
Unvested as of December 31, 2023	13,447,555	$35.02
Granted	5,922,324	35.29
Vested	(6,740,540)	36.26
Forfeited	(210,088)	35.15
Unvested as of December 31, 2024	12,419,251	$34.47
The total grant date fair value of restricted AB Holding Units that vested was $244.4 million, $235.8 million and $246.2 million during 2024, 2023 and 2022, respectively. As of December 31, 2024, the 12,419,251 unvested restricted AB Holding Units consist of 9,189,286 restricted AB Holding Units that do not have a service requirement and have been fully expensed on the grant date and 3,229,965 restricted AB Holding Units that have a service requirement and will be expensed over the required service period. As of December 31, 2024, there was $93.5 million of compensation expense related to unvested restricted AB Holding Unit awards granted and not yet recognized in the consolidated statement of income. We expect to recognize the expense over a weighted average period of 5.39 years.
20. Units Outstanding
Changes in AB Units outstanding for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Outstanding as of January 1,	286,609,212	285,979,913
Units issued (1)	12,627,827	3,283,594
Units retired(2) (3)	(7,129,132)	(2,654,295)
Outstanding as of December 31,	292,107,907	286,609,212
On December 19, 2024, the company entered into a master exchange agreement with EQH providing for the issuance by AB of up to 10,000,000 units representing assignments of beneficial ownership of limited partnership interests in AB (“AB Units”) to EQH in exchange for an equal number of AB Holding Units owned by EQH, with such exchanges to occur over the next two years. Each AB Holding Unit exchanged will be retired following the exchange. On December 19, 2024, EQH and AB exchanged 5,211,194 AB Units for AB Holding Units and the AB Holding Units were retired. See Exhibit 10.32 to this Form 10-K for further details.
In addition to the master exchange agreement, on December 19, 2024, AB entered into a purchase agreement providing for, and consummated, the sale by AB of 4,215,140 AB Units to EQH.
(1)Includes 4,215,140 and 5,211,194 Units issued in connection with a separate purchase and master exchange agreement entered into with EQH on December 19, 2024, respectively. See Exhibit 10.32 and 10.33 to this Form 10-K.
(2)Includes 5,211,194 Units retired in connection with a master exchange agreement entered into with EQH on December 19, 2024. See Exhibit 10.32 to this Form 10-K.
(3)During 2024 and 2023, we purchased 21,877 and 5,695 AB Units, respectively, in private transactions and retired them.

96	AllianceBernstein

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
Earnings before income taxes and income tax expense consist of:

	Years Ended December 31
	2024	2023	2022
	(in thousands)
Earnings before income taxes:
United States	$1,075,305	$714,732	$689,278
Foreign	183,323	102,938	125,818
Total	$1,258,628	$817,670	$815,096
Income tax expense:
Partnership UBT	$12,458	$7,838	$5,996
Corporate subsidiaries:
Federal	899	2,855	1,457
State and local	1,345	914	931
Foreign	51,764	35,906	34,327
Current tax expense	66,466	47,513	42,711
Deferred tax	(1,323)	(18,462)	(3,072)
Income tax expense	$65,143	$29,051	$39,639

2024 Annual Report	97

Part II
The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31
	2024		2023		2022
	(in thousands)
UBT statutory rate	$50,345	4.0%	$32,707	4.0%	$32,604	4.0%
Corporate subsidiaries' federal, state, and local	2,236	0.2	4,538	0.6	1,460	0.2
Foreign subsidiaries taxed at different rates	42,384	3.4	36,788	4.5	32,664	4.0
FIN 48 reserve (release)	—	—	(2,838)	(0.3)	—	—
UBT business allocation percentage rate change	(634)	(0.1)	(1,049)	(0.1)	(98)	—
Deferred tax and payable write-offs	911	0.1	1,750	0.2	1,089	0.1
Foreign outside basis difference	126	—	3,414	0.4	(1,535)	(0.2)
Valuation allowance reserve (release)	(16)	—	(22,447)	(2.7)	—	—
Effect of ASC 740 adjustments, miscellaneous taxes, and other	3,474	0.3	3,553	0.4	5,366	0.7
Tax Credits	(29)	—	(1,604)	(0.2)	(5,275)	(0.6)
Income not taxable resulting from use of UBT business apportionment factors and effect of compensation charge	(33,654)	(2.7)	(25,761)	(3.2)	(26,636)	(3.3)
Income tax expense and effective tax rate	$65,143	5.2%	$29,051	3.6%	$39,639	4.9%
We recognize the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based on its technical merits and its applicability to the facts and circumstances of the tax position. In making this assessment, we assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31
	2024	2023	2022
	(in thousands)
Balance as of beginning of period	$—	$2,838	$2,838
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	—	—	—
Additions for current year tax positions	—	—	—
Reductions for current year tax positions	—	—	—
Reductions related to closed years/settlements with tax authorities	—	(2,838)	—
Balance as of end of period	$—	$—	$2,838
The amount of unrecognized tax benefits as of December 31, 2024, 2023, and 2022, when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.
Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. As of December 31, 2024, 2023, and 2022, there is no accrued interest or penalties recorded on the consolidated statements of financial condition.
Generally, the company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any year prior to 2020, except as set forth below.
During the third quarter of 2023, the City of New York notified us of an examination of AB's UBT returns for the years 2020 through 2021. The examination is ongoing and no provision with respect to this examination has been recorded.

98	AllianceBernstein

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
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	Years Ended December 31
	2024	2023
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$14,242	$11,360
Long-term incentive compensation plans	11,295	12,519
Investment basis differences	12,977	11,890
Depreciation and amortization	3,647	3,706
Lease liability	5,940	4,324
Investment in foreign subsidiaries	—	33,427
Capital loss carryforward	34,069	—
Tax credits carryforward	5,300	5,710
Other, primarily accrued expenses deductible when paid	9,181	8,988
	96,651	91,924
Less: valuation allowance	(25,996)	(28,579)
Deferred tax asset	70,655	63,345
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	12,254	11,454
Investment in foreign subsidiaries	5,697	—
Right-of-use asset	5,168	3,730
Other	2,485	3,020
Deferred tax liability	25,604	18,204
Net deferred tax asset	$45,051	$45,141
Valuation allowances of $26.0 million and $28.6 million were established as of December 31, 2024 and 2023, respectively, primarily due to significant negative evidence that capital losses generated in the sale of foreign subsidiaries will not be utilized, given the nature of income expected to be incurred by the applicable subsidiaries. As a result of the deconsolidation of BRS and contribution to the JVs in 2024, capital loss carry forwards of $140.2 million were generated from the contribution of foreign entities into the JV’s and was reflected in the prior year as an investment in subsidiaries deferred tax asset. The capital loss carryforward has a five year expiration period. We had net operating loss carryforwards at December 31, 2024 and 2023 of approximately $56.7 million and $44.0 million, respectively, in certain foreign locations with a five year expiration period.
The deferred tax asset is included in other assets in our consolidated statement of financial condition. Management believes there will be sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets recognized that are not subject to valuation allowances.
The company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2024, $29.6 million of undistributed earnings of non-U.S. corporate subsidiaries were indefinitely invested outside the U.S. At existing applicable income tax rates, additional taxes of approximately $6.1 million would need to be paid if such earnings are remitted.

2024 Annual Report	99

Part II
22. Business Segment Information
Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. We provide diversified investment management, research and related services globally to a broad range of clients through our three distribution channels: Institutions, Retail and Private Wealth Management.
The Chief Operating Decision Maker ("CODM") is the Chief Executive Officer of AB. The CODM evaluates the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. Significant segment expenses are part of the CODM review and are critically important to understand the level of profitability and overall performance of the company. This assessment will determine the way in which the CODM allocates resources to our respective business operations.
Measurement of Segment Profit or Loss and How the CODM Uses the Reported Measure
The CODM regularly receives financial information and management reports that are prepared on a consolidated basis. When assessing profitability, allocating resources and evaluating the underlying performance of our business, the CODM uses consolidated net income as reported on the consolidated statements of income. In applying the requirements under ASC 280, the company has identified significant segment expenses and other segment items related to our one operating segment. The significant expenses considered by the CODM in evaluating the performance of our business are consistent with the financial information included on the company's consolidated statements of income. The measurement of assets as evaluated by the CODM is reported as "Total assets" on the consolidated statements of financial condition. As an additional measure of segment profit or loss, the CODM considers certain adjustments to consolidated net income. While management uses these additional adjusted metrics in assessing and allocating resources to the business, management recognizes that US GAAP principles are the basis of our performance. The accounting policies of our one operating segment are described in Note 2 "Significant Accounting Policies".
Enterprise-wide disclosures as of and for the years ended December 31, 2024, 2023 and 2022 were as follows:
Services
Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31
	2024	2023	2022
	(in thousands)
Institutions(1)	$700,796	$666,670	$659,983
Retail(1)	2,311,317	1,926,020	2,000,908
Private Wealth Management(1)	1,245,891	1,052,843	1,004,003
Bernstein Research Services (2)	96,222	386,142	416,273
Other	205,426	231,189	39,561
Total revenues	4,559,652	4,262,864	4,120,728
Less: Broker-dealer related Interest expense	84,513	107,541	66,438
Net revenues	$4,475,139	$4,155,323	$4,054,290
(1)Institutions, Retail and Private Wealth management revenues by channel include investment advisory base fees, performance-based fees, distribution revenues and shareholder servicing fees by channel.
(2)On April 1, 2024 AB and Societe Generale, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the Bernstein Research Services business and contributed the business to the joint ventures. For further discussion, see Note 24 Divestiture.
Our AllianceBernstein U.S. Growth Stock, an open-end fund incorporated in Japan, generated approximately 13%, 11%, and 11% of our investment advisory and service fees and 10%, 8%, and 8% of our net revenues during 2024, 2023 and 2022, respectively.

100	AllianceBernstein

Part II
Geographic Information
Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2024	2023	2022
	(in thousands)
Net revenues[1]:
United States	$2,641,634	$2,527,498	$2,381,958
International:
Luxembourg	1,046,793	886,256	933,642
Japan	487,409	375,222	382,457
Other International	299,303	366,347	356,233
Total International	1,833,505	1,627,825	1,672,332
Total	$4,475,139	$4,155,323	$4,054,290
Long-lived assets:
United States	$4,187,885	$4,073,198
International	57,140	53,670
Total	$4,245,025	$4,126,868
(1)Locations comprising greater than 10% of total net revenues are disclosed separately in the current period. Prior periods have been recast to agree to current periods presentation.
Major Customers
No single customer or individual client accounted for more than 10% of our total revenues for the years ended December 31, 2024, 2023 and 2022.
23. Related Party Transactions
Mutual Funds
We provide investment management, distribution, shareholder, administrative and brokerage services to individual investors by means of retail mutual funds sponsored by our company and our subsidiaries. We provide substantially all of these services under contracts that specify the services to be provided and the fees to be charged. The contracts are subject to annual review and approval by each mutual fund’s board of directors or trustees and, in certain circumstances, by the mutual fund’s shareholders.
Revenues for services provided or related to the mutual funds are as follows:

	Years Ended December 31
	2024	2023	2022
	(in thousands)
Investment advisory and services fees	$1,597,253	$1,377,916	$1,452,885
Distribution revenues	711,156	575,647	590,580
Shareholder servicing fees	80,947	76,440	79,167
Other revenues	7,400	9,398	8,366
	$2,396,756	$2,039,401	$2,130,998
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

2024 Annual Report	101

Part II
Aggregate amounts included in the consolidated financial statements for transactions with EQH and its subsidiaries, as of and for the years ended December 31, are as follows:

	Years Ended December 31
	2024	2023	2022
	(in thousands)
Revenues:
Investment advisory and services fees	$180,511	$165,748	$148,377
Other revenues	566	617	688
	$181,077	$166,365	$149,065
Expenses:
Commissions and distribution payments to financial intermediaries	$3,645	$3,492	$3,897
General and administrative	2,362	2,909	2,882
EQH Facility Interest	25,976	37,304	11,372
Other	3,469	2,949	2,697
	$35,452	$46,654	$20,848
Statement of Financial Condition:
Institutional investment advisory and services fees receivable	$35,515	$9,055
Prepaid expenses	543	709
Other due (to) from EQH and its subsidiaries	(2,800)	4,719
EQH Facility	(710,000)	(900,000)
	$(676,742)	$(885,517)
Other Related Parties
The consolidated statements of financial condition include a net receivable from AB Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2024 and 2023 was $8.2 million and $8.7 million, respectively.

102	AllianceBernstein

Part II
24. Divestitures
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
AB has deconsolidated the BRS business and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer, SCB LLC. AB’s Private Wealth Management business continues to operate through SCB LLC and SCB LLC continues to serve as custodian for substantially all Private Wealth assets under management. AB continues to serve as investment adviser to these Private Wealth clients. Further, we entered into certain transition service level agreements with the JVs in connection with the divestiture of the BRS business. From April 1, 2024 through December 31, 2024 we provided services and recognized revenues of $37.8 million associated with these transition services agreements.

2024 Annual Report	103

Part II
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
We deconsolidated approximately $312.1 million of net assets and liabilities of the BRS business and contributed those assets and liabilities to the JVs. We recorded an initial investment in the JVs, at fair value of $283.9 million. The fair value of the equity method investments was determined using a dividend discount model whereby a forecast of net income attributable to each of the JVs is discounted using an estimated cost of capital to determine the present value of expected future dividends.
In addition, we recorded a liability in accounts payable and accrued expenses on the consolidated statement of financial condition of approximately $102.6 million, based on the negotiated terms of the Revised Plan, related to the AB option. Upon receipt of appropriate regulatory approvals, AB intends to exercise the AB option and will recognize a gain or loss at that time, dependent upon the fair market value of the additional equity interest that would result in SocGen having 51% ownership interest in NA JV. For discussion on our accounting policy related to investments in unconsolidated joint ventures, see Note 2 Significant Accounting Policies.

104	AllianceBernstein

Part II
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

December 31, 2024
(in thousands)
Cash proceeds from buyer	$303,980
Initial cash contributed to joint ventures from transferring balance sheet	(338,226)
Direct costs to sell	(5,950)
Cash outflow from divestiture	$(40,196)
Included in the initial cash contribution to the joint ventures is approximately $69.1 million of prefunded cash received from SocGen in advance of closing due to certain banking holidays in the U.S. and internationally. The $69.1 million was included in held for sale cash as of March 31, 2024 with an offsetting liability recorded in accounts payable and accrued expenses in held for sale liabilities on the consolidated statement of financial condition. At transaction close, AB contributed this cash to the joint ventures on behalf of SocGen.
As of December 31, 2023 the assets and liabilities of AB's research services business (“the disposal group”) were classified as held for sale on the consolidated statement of financial condition and recorded at fair value, less cost to sell. As a result of classifying these assets as held for sale, we recognized a cumulative non-cash valuation adjustment of $6.6 million as of December 31, 2023, respectively, to recognize the net carrying value at lower of cost or fair value, less estimated costs to sell.

Year Ended December 31
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
As of December 31, 2023, cash and cash equivalents classified as held for sale included in the consolidated statement of cash flows was $153.0 million.
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

2024 Annual Report	105

Part II
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We did not have any changes in or disagreements with accountants in respect of accounting or financial disclosure.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Each of AB Holding and AB maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), to permit timely decisions regarding our disclosure.
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
Management assessed the effectiveness of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2024. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO criteria”).
Based on its assessment, management concluded that, as of December 31, 2024, each of AB Holding and AB maintained effective internal control over financial reporting based on the COSO criteria.
PricewaterhouseCoopers LLP (PCAOB ID No. 238), the independent registered public accounting firm that audited the 2024 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2024. The reports pertaining to AB Holding and AB each can be found in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

106	AllianceBernstein

Part II
Item 9B. Other Information
We reported all information required to be disclosed on Form 8-K during the fourth quarter of 2024.
Pursuant to Item 408(a) of Regulation S-K, there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the fourth quarter of 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

2024 Annual Report	107

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
Board of Directors
Our Board consists of 10 directors, including six independent directors (including our Chair of the Board), our President and CEO, and three senior executives of EQH. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills, personal experiences and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (the “Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.
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

108	AllianceBernstein

Part III

Board Committees

	Executive Committee	Audit and Risk Committee	Corporate Governance Committee	Compensation and Workplace Practices Committee

Joan Lamm-Tennant
Seth Bernstein	M		M
Jeffrey Hurd
Daniel Kaye				M
Nick Lane
Das Narayandas
Mark Pearson	M		M	M
Charles Stonehill
Todd Walthall		M	M
Bruce Holley		M

Chairperson

M	Member

Board Diversity Matrix

	Female	Male	Non-Binary	Did Not Disclose Gender
Gender Diversity
Directors	1	9	—	—
Racial/Ethnic/Nationality/Other Forms of Diversity
African American/Black	—	2	—	—
Alaskan Native/Native American	—	—	—	—
Asian/South Asian	—	1	—	—
Hispanic/Latinx	—	—	—	—
Native Hawaiian/Pacific Islander	—	—	—	—
White/Caucasian	1	6	—	—
LGBTQ+	—	1	—	—
Directors Born Outside of the US	—	3	—	—
Did Not Disclose Demographics	—	—	—	—

2024 Annual Report	109

Part III

Board of Directors

Joan Lamm-Tennant Chair of the Board, Equitable Holdings Committees: Executive (Chair) Age: 72 Director Since: 2021	Seth Bernstein President and Chief Executive Officer, AllianceBernstein Committees: Executive Governance Age: 63 Director Since: 2017	Bruce Holley Director, Managing Director of Alvarez & Marsal's Financial Services Committees: Audit Age: 62 Director Since: 2024	Jeffrey Hurd Chief Operating Officer, Equitable Holdings Committees: None Age: 58 Director Since: 2019

Daniel Kaye Director, CME Group (NASDAQ: CME), and Equitable Holdings Committees: Compensation Age: 70 Director Since: 2017	Nick Lane President, Equitable Financial Life Insurance Company Committees: None Age: 51 Director Since: 2019	Das Narayandas Edsel Bryant Ford Professor of Business Administration, Harvard Business School Committees: Governance (Chair) Age: 64 Director Since: 2017	Mark Pearson President and Chief Executive Officer, Equitable Holdings Committees: Executive Governance Compensation Age: 66 Director Since: 2011

Charles Stonehill Founding Partner, Green & Blue Advisors; Director, Equitable Holdings Committees: Audit (Chair) Compensation (Chair) Age: 66 Director Since: 2019	Todd Walthall Chief Growth Officer, Optum Health, UnitedHealth Group Committees: Audit Governance Age: 54 Director Since: 2021

110	AllianceBernstein

Part III
As of February 14, 2025, our directors are as follows:

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

Joan Lamm-Tennant Committees: Executive (Chair) Age: 72 Director Since: 2021

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
•Mr. Bernstein held the position of Chief Financial Officer at JPMorgan Chase’s Investment Management and Private Banking division.
•Mr. Bernstein is Vice-Chair of Haverford College’s Board of Managers and Clerk of the Board’s Investment Committee (Pennsylvania), a Board of Trustees member of the Brookings Institution, a Governor of the Investment Company Institute (Washington, D.C.), a trustee of Cheekwood Estate and Gardens (Nashville), and a member of the Council on Foreign Relations (New York).
Director Qualifications
Mr. Bernstein brings to the Board the diverse financial services experience he developed through his extensive service at JPMorgan Chase and more recent career at AB.

Seth Bernstein Committees: Executive, Governance Age: 63 Director Since: 2017

2024 Annual Report	111

Part III

Background
•Mr. Holley was appointed a director of AB in 2024.
•He is a Managing Director of Alvarez & Marsal's Financial Services Industry Practice.
•Prior to joining Alvarez & Marsal, he was a Senior Managing Director at Accenture.
•Mr. Holley spent 25 years at the Boston Consulting Group as a Senior Partner and Managing Director, where he helped launch their Global Wealth and Asset Management practice.
•He received his bachelor's degree in biochemistry and an MBA from Harvard University.
•Mr. Holley has served as a Director of the New York Community non-profit since 2023.
Director Qualifications
Mr. Holley brings to the Board his extensive experience in financial services, specifically Global Wealth and Asset Management, as a Managing Director at Alvarez & Marsal and the Boston Consulting Group.

Bruce Holley Committees: Audit Age: 62 Director Since: 2024

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
•Mr. Hurd joined the board of the Thurgood Marshall College Fund in May 2023.
Director Qualifications
Mr. Hurd brings to the Board his extensive experience in financial services and strategic insights as a senior executive at EQH and, formerly, at AIG.

Jeffrey Hurd Committees: None Age: 58 Director Since: 2019

112	AllianceBernstein

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

Daniel Kaye Committees: Compensation Age: 70 Director Since: 2017

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

Nick Lane Committees: None Age: 51 Director Since: 2019

2024 Annual Report	113

Part III

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
•Mr. Narayandas has served as a member of the Board of Neurolens, a specialty eyewear company, since January 2021. He also has served as a member of the Harvard University Press since June, 2023.
•His scholarship has focused on market-facing issues in traditional business-to-business marketing and professional service firms, including client management strategies, delivering service excellence, product-line management and channel design.
Director Qualifications
Mr. Narayandas brings to the Board his wealth of experience at the highest level of academia in the U.S.

Das Narayandas Committees: Governance (Chair) Age: 64 Director Since: 2017

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

Mark Pearson Committees: Executive, Governance, Compensation Age: 66 Director Since: 2011

114	AllianceBernstein

Part III

Background
•Mr. Stonehill was appointed a director of AB in April 2019.
•He has been a director and member of various board committees at EQH and Equitable America since March 2019, and at Equitable Financial since November 2017.
•Mr. Stonehill has served as a member of the supervisory board of Deutsche Boerse AG, a capital market infrastructure provider, since 2019. He has served as a Governor of the Harrow School (UK) since 2011, a Director of Strangeworks, Inc. since 2023, and a Board member of Koenigsegg since 2024.
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

Charles Stonehill Committees: Audit (Chair), Compensation (Chair) Age: 66 Director Since: 2019

Background
•Mr. Walthall was appointed a director of AB in September 2021.
•He is a senior executive with UnitedHealth Group, an American multinational managed healthcare and insurance company, currently serving as Chief Growth Officer at Optum Health; formerly as Chief Executive for Optum Insight (Payer Market), UnitedHealth Group.
•Previously, he served as Executive Vice President and Chief Operating Officer at Blue Shield of California.
•He served in senior roles at American Express and USAA. Mr. Walthall held numerous senior roles with USAA Insurance and Bank, having contributed to the development of the industry's first mobile check-deposit service.
•Mr. Walthall serves on the Board of Trustees of Positive Coaching Alliance.
Director Qualifications
Mr. Walthall brings extensive experience in healthcare and financial services through numerous senior executive and global leadership roles throughout his career.

Todd Walthall Committees: Audit, Governance Age: 54 Director Since: 2021

2024 Annual Report	115

Part III
Executive Officers (other than Mr. Bernstein)
Jackie Marks, CFO
Ms. Marks, age 47, was named Chief Financial Officer in March 2024. As CFO, she is responsible for leading firm wide strategy, financial operations and discipline. Prior to AB, Marks served as CFO of Conde Nast, a global media company with more than one billion consumers in 32 markets, where she was responsible for Finance, Legal, Corporate Strategy & Development, Procurement, Global Events & Workplace Services, and Real Estate. Before joining Conde Nast in early 2021, Marks served as CFO at Mercer and prior to that was the CFO of Enterprise Technology & Operations at Thomson Reuters. She also served in a variety of financial leadership roles throughout her 15-year tenure there based in New York, London and Zurich, including CFO of Thomson Reuters News & Editorial. Marks spent her early career in private equity and at Siemens.
Karl Sprules, COO
Mr. Sprules, age 51, was appointed Chief Operating Officer in June 2023, formerly Head of Global Technology & Operations since 2019. In his role as COO, Mr. Sprules oversee's the firm's Global Technology and Operations, Real Estate, Legal & Compliance, Diversity, Equity & Inclusion and Corporate Citizenship, Audit and Risk. He joined AB's technology department in 1998 as a senior systems engineer in the firm's London office. From 2012 to 2020, Mr. Sprules served as AB's chief technology officer, and since 2018 he has led the relocation of AB's Technology & Operations department to the firm's new Nashville headquarters. In 2012, Mr. Sprules became head of Infrastructure Services for Equities, managing investment operations, operational risk and technology teams. From 2005 to 2012, Mr. Sprules led technology for AB's Private Wealth, Institutional and Client groups. Before joining AB, Mr. Sprules held research analyst positions in cellular and defense product development.
Onur Erzan, Head of Global Client Group and Private Wealth
Mr. Erzan, age 49, joined our firm in 2021 as Head of Global Client Group and was named Head of Private Wealth in July 2022. In this role, he oversees AB's entire private wealth management business and third-party institutional and retail franchise, where he is responsible for all client services, sales and marketing, as well as product strategy, management and development worldwide. Prior to joining AB, Mr. Erzan spent over 19 years with McKinsey, most recently as a senior partner and co-leader of its Wealth & Asset Management practice. In addition, Mr. Erzan co-led McKinsey's Banking & Securities Solutions (a portfolio of data, analytics and digital assets and capabilities) globally. He has been active in nonprofit organizations for the last several years and has served on the boards of Graham Windham and Turkish Philanthropy Funds.
Mark Manley, General Counsel and Corporate Secretary
Mr. Manley, age 62, joined the firm in 1984 and currently serves as Senior Vice President, General Counsel and Corporate Secretary. He served as Deputy General Counsel from June 2004 to December 2021 and served as the firm’s Global Head of Compliance from 1988 until November 2023. He chairs AB’s Code of Ethics Oversight Committee and is a member of AB’s Internal Compliance Controls Committee and nearly all of the firm’s senior operating, risk and compliance committees.
Chris Hogbin, Global Head of Investments
Mr. Hogbin, age 51, was appointed Global Head of Investments in January 2024. In this broad leadership role, he oversees all the firm’s investment activities with responsibility for driving investment success across asset classes, fostering collaboration and sharing best practices across investment teams, as well as leveraging a common infrastructure and evaluating opportunities to invest in capabilities that deliver better outcomes for clients. Mr. Hogbin joined AB’s institutional research business in 2005 as a senior analyst covering the European food retail sector, was named to Institutional Investor’s All-Europe Research Team and was ranked as the #1 analyst in his sector. He became European director of research for the Sell Side in 2012 and was given additional responsibility for Asian research in 2016. In 2018, he was appointed COO of Equities for AB. In 2019, Mr. Hogbin was promoted to co-head of Equities, becoming head of Equities in 2020. Prior to joining the firm, he worked as a strategy consultant for the Boston Consulting Group. He is chair of the Caius Foundation and is involved in several nonprofit organizations.
Cathy Spencer, Chief People Officer
Ms. Spencer, age 58, is the Chief People Officer for AB, and leads the teams responsible for advancing the employee experience for all of AB's people. Ms. Spencer’s responsibilities include oversight of the following functions, including benefits, compensation, employee relations, culture, learning and engagement, talent acquisition and management, and onsite excellence. Ms. Spencer’s responsibilities extend throughout the firm's global footprint, serving more than 4,000 staff members. Since 2018 she has overseen the transition of US staff to the firm's new Nashville headquarters as well as the recruiting and onboarding of local hires. Ms. Spencer joined AB in 1997 and has held a variety of roles, from overseeing talent and organizational development to managing employee relations, both globally. She was promoted to senior vice president in 2008, when she assumed the role of Head of Human Resources, a position she held for 10 years.

116	AllianceBernstein

Part III
Changes in Directors and Executive Officers
The following changes in our directors and executive officers occurred since we filed our Form 10-K for the year ended December 31, 2023:
Directors
•Bruce Holley was appointed to the Board and the Audit and Risk Committee on May 15, 2024.
Executive Officers
•Ms. Marks was appointed as CFO effective March 1, 2024.
•Mr. Siemers transitioned from Interim CFO to Senior Advisor to AB effective February 29, 2024.

2024 Annual Report	117

Part III
Board Meetings
In 2024, the Board held regular meetings in February, May, September and November.
The Board has established a calendar consisting of four regular meetings, which typically are held in February, May, September and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit and Risk, Compensation and Workplace Practices, and Governance Committees, each of which is described in further detail below. Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2024.
Committees of the Board

Responsibilities:
•Exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board.
•Typically, determines quarterly unitholder distributions, as applicable.

Executive Committee Committee Members: Joan Lamm-Tennant (Chair) Seth Bernstein Mark Pearson Meetings in 2024: 5

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

Audit and Risk Committee Committee Members: Charles Stonehill (Chair) Todd Walthall Bruce Holley Meetings in 2024: 8

118	AllianceBernstein

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

Governance Committee Committee Members: Das Narayandas (Chair) Seth Bernstein Mark Pearson Todd Walthall Meetings in 2024: 1

For a discussion of the Compensation Committee's responsibilities, please see “Compensation Discussion and Analysis - Compensation Committee; Process for Determining Executive Compensation” in Item 11.

Compensation and Workplace Practices Committee Committee Members: Charles Stonehill (Chair) Daniel Kaye Mark Pearson Meetings in 2024: 5

The functions of each of the Board committees discussed above are more fully described in each committee’s charter. The charters are available in the "Responsibility - Corporate Governance" section of our Internet Site.
Independence of Certain Directors
In February 2024, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Lamm-Tennant and Messrs. Kaye, Narayandas, Stonehill, and Walthall is independent. The Board determined, at its February 2024 regular meeting, that each of these directors is independent (each an "Independent Director") within the meaning of the relevant rules. In May 2024, the Governance Committee, after reviewing materials prepared by management, none of which included an identification of any transactions, relationships or arrangements not disclosed pursuant to Item 404(a), recommended by unanimous written consent that the Board determine that Mr. Holley is independent, and the Board so determined at its May 2024 regular meeting.
Audit Committee Financial Experts; Financial Literacy
Audit Committee Financial Expertise
In February 2024, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Lamm-Tennant and Messrs. Kaye and Stonehill is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meeting held in February 2024.
Financial Literacy
In February 2024, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Lamm-Tennant and Messrs. Kaye, Narayandas, Stonehill, and Walthall is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual ("Financially Literate"). The Board so determined at its regular meeting held in February 2024. In May 2024, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Mr. Holley is Financially Literate, and the Board so determined at its May 2024 regular meeting.

2024 Annual Report	119

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

120	AllianceBernstein

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
In addition, the Code of Ethics, together with our firm's insider trading policy, restricts employees from trading when in possession of material non-public information of any kind, which can include the existence of a significant cybersecurity incident at our firm. Our Code of Ethics may be found in the “Responsibility - Corporate Governance” section of our Internet Site. Our insider trading policy, which is applicable to purchases and sales of AB Holding units by our directors, officers and employees, is included as Exhibit 19 to this Form 10-K. We believe that our insider trading policy has been reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable NYSE standards. Prior to initiating a buy-back plan on behalf of AB Holding, whether pursuant to Rule 10b5-1(c) or otherwise, our Corporate Treasurer, in consultation with our CFO, determines the timing of such buy-back plan. Plans of this type are only implemented during window periods and prior to implementation, the Treasurer will confirm with legal counsel that we are clear to implement the plan as there is no material non-public information that would cause us to delay the implementation.
We do not have polices or procedures relating to the timing of awards of options in relation to the disclosure of material non-public information because we do not issues options.
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

2024 Annual Report	121

Part III
Fiduciary Culture
We maintain a robust fiduciary culture and, as a fiduciary, we place the interests of our clients first and foremost. We are committed to the fair and equitable treatment of all our clients, and to compliance with all applicable rules and regulations and internal policies to which our business is subject. We pursue these goals through education of our employees to promote awareness of our fiduciary obligations, incentives that align employees’ interests with those of our clients, and a range of measures, including active monitoring, to ensure regulatory compliance. Our compliance framework includes:
•the Code of Ethics Oversight Committee (the “Ethics Committee”) and the Internal Compliance Controls Committee (the “Compliance Committee”), each of which consists of executive and other senior officers of the firm;
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

122	AllianceBernstein

Part III
Item 11. Executive Compensation
Compensation Discussion and Analysis (“CD&A”)
In this CD&A, we provide an overview and analysis of our executive compensation philosophy, address the principal elements used to compensate our executive officers and explain how our executive compensation program aligns with AB’s strategic objectives. Additionally, we discuss 2024 incentive compensation recommendations and decisions made by our Compensation Committee for our named executive officers (“NEOs”). This CD&A should be read together with the compensation tables that follow this section. Our NEOs for 2024(1) are:

Seth Bernstein President and Chief Executive Officer (“CEO“)	Jackie Marks Chief Financial Officer (“CFO“)	Onur Erzan Head of Global Client Group and Private Wealth

Chris Hogbin Global Head of Investments	Karl Sprules Chief Operating Officer ("COO")
(1)Bill Siemers resigned from his position as Interim Chief Financial Officer on February 29, 2024, at which point he transitioned into the role of a Senior Advisor to AB. We have included information concerning Mr. Siemers in this CD&A and the compensatory tables that follow in accordance with applicable SEC rules and regulations.
Compensation Philosophy and Goals
Our employees are collectively the most important asset of our firm. We invest in our people – we hire highly talented individuals, develop them, recognize them for giving their best thinking to the firm and our clients, and reward them to motivate and retain them while aligning their interests with the interests of our Unitholders and clients.
Furthermore, our compensation practices are structured to help the firm realize its long-term growth strategy to Deliver, Diversify and Expand, Responsibly, with Equitable (the “Growth Strategy”), which includes firm-wide initiatives to:
•Deliver superior investment solutions to our clients;
•Develop high-quality differentiated services; and
•Maintain strong incremental margins.
We also are focused on ensuring that our compensation practices are competitive with industry peers and within the geographies that we operate and provide sufficient opportunities for wealth creation for all our top performing senior staff, including our NEOs, which we believe will enable us to meet the following key compensation goals:
•motivate and retain highly qualified executive talent;
•reward current-year performance;
•incentivize future contribution;
•recognize distinct outstanding individual performance that foster our firm’s primary objective of helping our clients reach their financial goals; and
•align our executives’ long-term interests with those of our Unitholders and clients.

2024 Annual Report	123

Part III
Deliver Superior Investment Solutions to our Clients:
Investment Performance
The firm’s investment teams remain focused on consistently delivering differentiated return streams to our clients. We believe that, over time, the ability to produce idiosyncratic returns that cannot be easily replicated will be central to sustaining our competitive advantage. In 2024, our fixed income performance declined, primarily due to long-term interest rates moving upwards, weighing on our longer duration exposure. 57% of fixed income assets were outperforming for the one-year period ended December 31, 2024, 61% outperforming over the three-year period and 57% outperforming for the five-year period. In Equities, our performance improved over the one-year and the five-year periods, but it remained relatively challenged due to both stock selection and highly concentrated benchmark returns led by a narrow set of growth-oriented stocks. Approximately 45% of equity assets were in outperforming services for the one-year period, 35% for the three-year period and 65% for the five-year period ended December 31, 2024. (This performance data reflects the percentage of active fixed income and equity assets in Institutional Services that outperformed their respective benchmarks, gross of fees, and of active fixed income and equity assets in Retail advisor and I share class funds ranked in the top half of their Morningstar category; if no advisor class exists, we used A share class. Performance for private client services included as available.)
Net Flows
Scaling our proven investment services remains a key focus of our firm. In 2024, we grew our actively managed platform organically, registering $4.3 billion annual net inflows across our active strategies. Additionally, we grew organically in two of our three distribution channels, retail and private wealth, while institutions saw net outflows.
By asset class, our active fixed income platform, consisting of our taxable and tax-exempt strategies, grew organically at a 9% annual rate. Active alternative/multi-asset strategies also grew organically at a 3% annual rate. Partially offsetting the above-mentioned trends, our actively managed equity strategies posted an attrition rate of nearly 10%, with outflows primarily concentrated within institutions. Across our passively managed platform, we registered $6.5 billion outflows. AB’s net firm-wide outflows totaled $2.2 billion in 2024, improving versus $7.0 billion net firm-wide outflows in 2023.
By channel, retail gross sales rose to $99.9 billion in 2024, up from $71.1 billion in 2023. The retail redemption rate also rose to 30% from 28% in 2023, and full-year inflows were $13.4 billion, driven by strong demand for our taxable and tax-exempt fixed income. Within our institutional channel, 2024 gross sales of $13.0 billion increased from the prior-year’s $11.8 billion. Net outflows of $16.5 billion were primarily concentrated within active equities. Our institutional pipeline was at $10.7 billion AUM at year-end 2024 versus $12.0 billion at year-end 2023. In private wealth, gross sales of $20.8 billion increased from the prior-year’s $18.6 billion, with the channel generating $0.9 billion net inflows, and remaining positive for four consecutive years.

124	AllianceBernstein

Part III
Our Compensation Practices are Structured to Help the Firm Realize its Growth Strategy

Deliver superior investment solutions to clients

Develop, commercialize
and scale our suite
of services
Expanding our Coverage
We launched our first perpetual, retail-oriented alternative offering with CarVal, the AB CarVal Credit Opportunities Interval Fund, in addition to 5 new active ETFs, bringing the total to 17 active ETFs with $5.5 billion AUM.
Diversifying our Platform
We launched an insurance vertical and continued to grow our private markets capabilities, in partnership with Equitable, reaching $70 billion in AUM.
Enhancing our Margins
We delivered on transformative initiatives such as our Bernstein Research Joint Venture and the relocation of our New York City office, which contributed to our 410 bps margin expansion in 2024.
Growing Organically
Our actively managed assets grew organically in 2024, registering $4.3 billion in net active annual inflows, led by $24.6 billion in active fixed income inflows, across taxable and tax-exempt.

Fixed Income and Equity Performance
Maintain strong incremental margins(1)
AB Adjusted Operating Margin

Total Unitholder Return (2020 - 2024; assumes dividend reinvestment)

Overview

Record Retail Sales	Active Fixed Income	Organic Growth	Beneficial Pipeline Mix
AB’s retail channel tops record 2021 sales	Record annual active fixed income inflows	Two of three channels grew organically in 2024	Alternatives represented over
$99.9B	$24.6B	5% & 1%	88%
in gross sales in 2024, in-line with our record 2021 sales	net inflows in taxable and tax-exempt	Retail & Private Wealth grew organically 5% & 1% in 2024	of institutional pipeline fee base at year-end
(1)We provide additional information regarding our adjusted operating margin in MD&A above in Item 7.

2024 Annual Report	125

Part III
Overview of 2024 Incentive Compensation Program
When reflecting on 2024 performance and pay, each of our NEOs received a portion of his year-end incentive compensation in the form of an annual cash bonus and a portion in the form of long-term incentive compensation awards. The split between annual cash bonus and long-term incentive compensation varied depending on the NEO's total compensation, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives. (For additional information about these compensatory elements, see “Compensation Elements for NEOs” below.)
In 2024, we utilized performance scorecards for senior leaders of the firm, including our NEOs. These scorecards require our senior leaders to develop and maintain a broad leadership mindset with priorities, such as accelerating strategic initiatives and our firm's alternatives platform, that are aligned with firm-wide goals of creating long-term value for all of our stakeholders. The scorecard for each NEO reflected our Growth Strategy and included actual results relative to target metrics across the following measures:
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
Mr. Bernstein, with the Compensation Committee, continue to believe that the appropriate metric to consider in determining the amount of incentive compensation paid to all employees, including our NEOs, in respect of 2024 performance is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, which terms are described immediately below:
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

126	AllianceBernstein

Part III
In addition, Mr. Bernstein, along with the Compensation Committee, continue to believe that the firm’s adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues annually, except in unexpected or unusual circumstances. As the table below indicates, in 2024, adjusted employee compensation and benefits expense amounted to approximately 47.9% of our adjusted net revenues (in thousands):

Net Revenues	$4,475,139
Adjustments (see above)	(946,741)
Adjusted Net Revenues	$3,528,398
Employee Compensation & Benefits Expense	1,801,767
Adjustments (see above)	(110,729)
Adjusted Employee Compensation & Benefits Expense	$1,691,038
Adjusted Compensation Ratio	47.9%
Our 2024 adjusted compensation ratio of approximately 47.9% reflects a balancing of the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent with the need to maintain strong operating leverage in our business. The Compensation Committee works with management to help ensure both needs are sufficiently addressed.

2024 Annual Report	127

Part III
We have described below each NEO’s individual achievements in 2024 given each officer’s role, the contents of their respective performance scorecards and the firm's business and operational goals:

Seth Bernstein
President and Chief Executive Officer
Summary of Achievements: As President and CEO, Mr. Bernstein achieved organic growth in two of three distribution channels. Under Mr. Bernstein’s leadership, revenues increased, and operating margin expanded from 28% to 32%. Mr. Bernstein executed on multiple strategic initiatives, including the close of Bernstein Research Services joint ventures with Societe Generale, the continued strengthening of flows into retail products like Exchange Traded Funds (ETFs) and Separately Managed Accounts (SMAs), the creation of an insurance vertical, the launch of AB’s first onshore fund in China, the expansion of operations in India, and the development of AB’s private alternative platform. Mr. Bernstein enhanced the AB executive leadership team with the appointment of Chris Hogbin as Global Head of Investments and Jackie Marks as Chief Financial Officer, while fostering the development of managers, and cultivating a strong firm culture.

Individual Achievements
Financial and Investment Performance
•Maintained flows in a difficult fundraising environment; two of the firm’s three distribution channels grew organically year-over-year.
•2024 adjusted EPU of $3.25 increased 21% versus 2023 and adjusted operating margin increased 410 bps to 32.3%.
•Despite challenging markets, maintained strong performance in Fixed Income, outperforming applicable peers or benchmarks, while our equities franchise underperformed due to both stock selection as well as strong benchmark returns narrowly led by a small number of mega-cap technology stocks (both measured by the percentage of assets outperforming).
Strategic
•Closed the Bernstein Research Services joint ventures with Societe Generale and enhanced the longer-term financial flexibility for AB to invest in core businesses of investment and wealth management.
•Capitalized on strategic investments and deepened market share for key products. Oversaw the growth of the ETF and SMA platforms; the ETF business expanded to 17 funds and over $5B in AUM, while SMAs generated $6B in net flows. Gained share and built track record in Europe via newly acquired Global & European Growth Equities Team which has reached over $713M in AUM.
•Created an insurance vertical to capitalize on momentum and grow AB’s brand in the insurance space. Hired Geoff Cornell as AB’s first Chief Investment Officer of Insurance. Oversaw the $100M commitment to Reinsurance Group of America’s (RGA) sidecar, Ruby Re, gaining access to investment management agreements with RGA for $1B of private market AUM.
•After receiving Fund Management Company license in December of 2023, launched AB’s first onshore fund in China. Appointed Dengpan Luo as Chief Executive Officer and laid plans to hire a Chief Investment Officer of FMC to drive growth and flows in 2025.
•Committed to the growth of the Private Alternatives platform. Raised over $8B in gross sales and made progress in retail distribution through the launch of the Credit Opportunities Fund and AB Lend. Navigated AB CarVal business through challenging markets and the finalization of the contingent earnout. Laid groundwork for further integration of AB CarVal and broader private alternatives platform.
Organizational
•Led a successful transition of New York midtown office to state-of-the-art building in Hudson Yards.
•Bolstered the strength of the executive leadership team through the appointment of Chris Hogbin as Global Head of Investments and onboarding of Jackie Marks as Chief Financial Officer.
•Invested in Pune office, expanded headcount to include over 500 roles across corporate, client group, and investment functions. Established local leadership and cultivated a strong culture with high engagement.
•Navigated ESG headwinds and advanced firmwide sustainability goals. Strengthened controls and oversight to minimize risk and advanced corporate sustainability.
Culture
•Improved firmwide voluntary attrition and retention among our top performers.
•Maintained strong engagement metrics in AB’s employee survey. Invested in competence initiatives to boost strength of AB managers.

2024 Compensation

$500,000
$6,075,000
$5,425,000
$12M
Total
Compensation
$11,500,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

128	AllianceBernstein

Part III

Jackie Marks
Chief Financial Officer effective March 1, 2024*
Summary of Achievements: As Chief Financial Officer (CFO), Ms. Marks oversaw the delivery of complete, accurate and timely financial results both internally and externally (in Forms 10-K and 10-Q and Earnings Releases) and ensured continuity and continuous improvement of a strong Finance function. Ms. Marks oversaw the prioritization of the firm’s strategic initiatives and Corporate Development activities.

Individual Achievements
Financial
•Oversaw the achievement of improved margin growth from 28.2% to 32.3%.
•Delivered on a short-term cost reduction plan to fund in-year strategic initiatives as well as co-led firm-wide efforts to develop a proactive approach to managing costs and creating capacity to improve economic margin and invest in the business.
•Improved AB’s financial processes through enhanced budgeting; bringing improved financial discipline allowing for clear prioritization of spend and investment across the firm.
Strategic
•Formulated a Strategy and Corporate Development function to enable the acceleration of strategic initiatives. Proactively managed the assignment of investments in strategic initiatives.
•Provided financial leadership to support the completion of the joint ventures between AB and Societe Generale.
•Supported the $100M commitment to Reinsurance Group of America’s (RGA) sidecar, Ruby Re, to gain access to certain investment management agreements with RGA for $1B of private market AUM.
•Maintained a strong relationship with Equitable, successfully partnering on the financial impacts of our strategic initiatives and investments.
•Led the finance effort related to the finalization of the AB CarVal contingent earnout.
Organizational
•Strengthened the Finance function with several leadership hires and expanded roles for high potential talent.
•Enhanced financial rigor around decision-making through additional management analytics providing greater actionable analysis.
•Continued automation of processes within the Finance function, supporting innovation and allowing additional capacity for business partnering.
•Began the roll out of a best-in-class ERP system estimated to be complete in 2025.
Culture
•Maintained strong Finance employee engagement, retention, in-office collaboration and diversity within our workforce.
•Successfully completed a listening tour of Finance employees after joining the firm, enhanced collaboration within Finance with regular Town Halls and cross team events.
•Introduced development opportunities to Finance employees through Power Hours: learning sessions to allow teams to improve knowledge of other business areas.

2024 Compensation

$383,000
$971,000
$2.8M
Total
Compensation
$1,429,000
$2,400,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

*    Jackie Marks joined AB on January 8, 2024, as a Senior Advisor and was appointed to the role of Chief Financial Officer as of March 1, 2024. Bill Siemers served as Interim Chief Financial Officer from January 1, 2024, to February 29, 2024.

2024 Annual Report	129

Part III

Onur Erzan
Global Head of Client Group and Head of Private Wealth
Summary of Achievements: As Global Head of Client Group (CG) and Head of Private Wealth (PW), Mr. Erzan delivered strong results across both groups. Mr. Erzan created an insurance vertical and appointed AB’s first Chief Investment Officer of Insurance. Mr. Erzan co-led efforts to launch AB’s first onshore fund in China, and drove progress across other strategic initiatives, including surpassing $5B in ETF assets under management, fostering sales growth in retail channel, and establishing new leadership, talent review, and process enhancement efforts in institutional business. Additionally, Mr. Erzan oversaw the expansion of global family, family office, and ultra-high net worth teams within AB’s Private Wealth Management division.

Individual Achievements
Financial
•Achieved solid results in CG with 2024 gross sales of $113B, including $100B retail and $13B institutional. US Retail, a key strategic growth area, grew sales by 26% year-over-year and achieved a sixth straight year of organic growth.
•Realized positive PW net flows (+$862M), with 0.7% annualized net organic growth, the fourth straight year of organic growth. Grew advisor productivity by 10% and made progress towards advisor growth goals. Saw 3-year client retention above 95%.
Strategic
•Expanded ETF platform, adding five funds in 2024 for a total suite of 17 funds; surpassed $5B in total AUM across multiple client channels. ETF platform launched in September 2022 with two funds.
•Co-led launch of first onshore fund in China after obtaining regulatory license for AB’s fund management company (FMC) in 2023. Implemented leadership changes at FMC to improve performance and build distribution relationships. Oversaw growth in sales in Asia Pacific region by 80% year-over-year.
•Created an insurance vertical and appointed Geoff Cornell as AB’s first Chief Investment Officer of Insurance. Reorganized insurance investment, operations, marketing, and sales teams into the newly formed vertical. Led the $100M commitment to Reinsurance Group of America’s (RGA) sidecar, Ruby Re, to gain access to certain investment management agreements with RGA for $1B of private market AUM. In defined contribution, fostered capabilities with forums and consultant education roadshow.
•Oversaw generation of $7B in gross alternatives sales for retail and institutional clients, and $1B for private wealth clients.
•Revised organizational structure to enhance strategic planning across channels; launched new strategies including Credit Opportunities Fund and AB Lend.
•Made progress toward Private Wealth advisor growth goals and client segmentation strategy. Increased total advisor by 5 to a total of 246 in 2024. Demonstrated success in key wealth client segments with UHNW Client Growth +~23%, outpacing the ~12% AUM growth for PWM overall.
•Launched client experience program and a corresponding culture campaign, initiated pilots for various projects, and established an organizational structure for rolling out enhanced client experience.
Organizational
•Executed onboarding of several senior leadership roles within the CG globally across sales, business development, and product strategy.
•Centered organizational structure to focus on new business growth within targeted client segments. (UHNW, Global Families, Family Offices, Women and Diverse Markets).
Culture
•Continued to foster a positive, results-driven culture of continuous learning and development across CG and PW. Supported a smooth transition to AB’s new office at the Spiral. Ensured collaboration across both organizations including cross-department partnerships in business management and marketing.
•Prioritized a customer-centric approach across the organization via segmented client playbooks and client engagement surveys.

2024 Compensation

$400,000
$2,731,000
$6.2M
Total
Compensation
$3,081,000
$5,812,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

130	AllianceBernstein

Part III

Chris Hogbin
Global Head of Investments
Summary of Achievements: As Global Head of Investments, Mr. Hogbin oversaw solid investment performance across AB’s investment platform and delivered organic growth across our actively managed services. He has engendered high levels of engagement amongst our investment professionals and driven a greater level of cohesiveness and collaboration among our investors. Mr. Hogbin has found opportunities to develop, deploy, and retain talent across the investment organization, to better leverage a common infrastructure, and has evaluated opportunities to invest in capabilities that deliver better outcomes for clients.

Individual Achievements
Financial and Investment Performance
•Despite challenging markets, maintained strong performance in Fixed Income, outperforming applicable peers or benchmarks, while our equities franchise underperformed due to both stock selection as well as strong benchmark returns narrowly led by a small number of mega-cap technology stocks (both measured by the percentage of assets outperforming).
•Worked to address areas of underperformance and developed plans to deliver improved investment performance.
•Delivered organic growth across AB’s actively managed services.
Strategic
•Onboarded and started commercialization of new Global & European Growth Equities team launching two Lux vehicles and raising $713M AUM in first year.
•Supported commercialization of innovative fixed income services, with significant organic growth in Muni SMA and new institutional clients in systematic Fixed Income services.
•Directed rebuild of AB’s multi-manager long short equities service, Arya.
•Oversaw continued build out of active ETF business, bringing total to 17 funds and surpassing $5B AUM.
•Successfully launched first product in China FMC, and developed plan for future product launches.
Organizational
•Introduced new management structure with a single Chief Operating Officer and Chief Administrative Officer across the investment teams, to drive more consistency and a greater focus on strategic planning, organizational effectiveness and operational excellence.
•Introduced a variety of talent processes to better attract, develop and retain the best and most innovative investment talent.
•Reorganized AB’s responsibility team and improved alignment with investment teams by implementing industry focused organization.
•Made progress on researching and evaluating options to evolve AB’s investment infrastructure.
Culture
•Engendered high levels of engagement amongst investment professionals through various activities and initiatives geared toward employees developing an overall investments mindset.
•Supported a smooth transition to Hudson Yards office, with the investment teams seated in close proximity to each other, fostering greater connectedness and interaction.
•Oversaw numerous working groups and various other forums for investors across asset classes to come together to discuss investment topics, processes, industry trends and to raise ideas for creating greater cohesion amongst our investors.

2024 Compensation

$400,000
$2,575,000
$6.0M
Total
Compensation
$3,025,000
$5,600,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

2024 Annual Report	131

Part III

Karl Sprules
Chief Operating Officer (COO)
Summary of Achievements: As COO, Mr. Sprules successfully completed the relocation of AB’s New York Midtown office to Hudson Yards, marking a significant advancement in AB’s real estate strategy. Mr. Sprules co-led cost savings efforts across the firm, spearheaded efforts to achieve 90% in-office compliance and drove the expansion of AB’s footprint in India, China, and Ireland.

Individual Achievements
Financial
•Drove cost discipline efforts across corporate functions, resulting in reduced Global Technology and Operations costs, lower Legal and Compliance expenditures, and savings from the early termination of AB’s New York Midtown real estate lease.
•Co-led firm-wide efforts to develop a continuous and proactive approach to managing costs and creating capacity to improve economic margin and invest in the business. Identified and kicked off a multi-year scoping and planning process across a number of initiatives focused on enhancing financial rigor, location strategy, talent development, business and system improvement, and artificial intelligence.
Strategic
•Established a new entity in Dublin, Ireland and obtained necessary regulatory approval allowing AB to provide portfolio management services in all offices across the European Union, enabling us to support the growth of AB's newly acquired Global & European Growth equities business.
•Supported the completion of AB’s joint ventures with Societe Generale of Bernstein Research and oversaw a significant transfer of technology and operations functions; continues to play an active role in the executive oversight of the joint ventures.
•Ensured operational readiness for the launch and post-launch of AB’s first equity fund in China, championed the establishment of the local business, and actively advised on organizational and leadership changes.
Organizational
•Led AB’s location strategy, consolidating the firm’s real estate footprint, including moving nearly 800 New York employees to Hudson Yards while decommissioning nearly 1 million square feet of real estate.
•Expanded AB India functions across all major units of the firm, adding an additional 137 roles in 2024, managed staff attrition lower than market rates, and obtained regulatory approval to perform investment advisory activities allowing us to support future growth.
•Established the Chief Artificial Intelligence Officer role to drive the strategic use of AI to enhance efficiency, improve decision-making, and transform operational and business processes across the firm.
Culture
•Led the change management of AB’s relocation to Hudson Yards by regularly collaborating with leadership and establishing a committee to maintain engagement and seamless integration into the new space.
•Drove the firm to 90% in-office compliance and partnered to create simplified and accessible reporting for managers to enhance workplace collaboration.
•Organized various employee gatherings, including the firm’s first all-employee events in New York and Nashville, to foster staff unity and engagement across business units.

2024 Compensation

$400,000
$1,775,000
$4.4M
Total
Compensation
$2,225,000
$4,000,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

132	AllianceBernstein

Part III

Bill Siemers
Interim Chief Financial Officer effective May 31, 2023 through February 29, 2024
Summary of Achievements: As Interim Chief Financial Officer, Mr. Siemers oversaw the delivery of complete, accurate and timely financial results both internally and externally (in Forms 10-K and 10-Q and Earnings Releases), supported the transition to a new CFO, and ensured continuity and continuous improvement of a strong Finance function. Mr. Siemers held the role of Controller and Chief Accounting Officer through August 20, 2023.

Individual Achievements
Financial
•Contributed to cost reduction and containment initiatives in a restricted revenue growth environment.
Strategic
•Supported the contribution of our cash equities and research business into a planned joint venture between AB and Societe Generale.
Organizational
•Led the Finance function and executed all CFO responsibilities for approximately nine months.
•Supported the integration plans and processes of financial functions relating to the 2022 CarVal acquisition.
•Supported the successful recruitment process to identify and hire a new CFO as well as facilitated transition and onboarding.
Culture
•Maintained strong Finance employee engagement, retention and in-office collaboration and grew diversity within our workforce.

2024 Compensation

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
Compensation Committee; Process for Determining Executive Compensation
The Compensation Committee consists of Mr. Stonehill (Chair), Mr. Kaye and Mr. Pearson. The Compensation Committee held five regular meetings in 2024.
As discussed in “NYSE Governance Matters” in Item 10, AB Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee consisting solely of independent directors. EQH owns, directly and through various subsidiaries, an approximate 61.9% interest in AB (as of December 31, 2024), and compensation expense is a significant component of our financial results. For these reasons, Mr. Pearson, director and President and CEO of EQH, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires his affirmative vote or consent. Given this structure, the Compensation Committee has established a sub-committee consisting entirely of non-management directors (i.e., Mr. Stonehill and Mr. Kaye). This “Section 16 Sub-Committee” approves awards of restricted AB Holding Units to NEOs to ensure we can utilize the short-swing trading exemption set forth in Section 16b-3 under the Exchange Act. Under this exemption, equity grants to our firm's executive officers are exempt from short-swing trading rules if each such grant is approved by the full Board or a committee of the Board consisting entirely of “non-employee” directors (generally, directors who are not officers of the company or an affiliate).
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

2024 Annual Report	133

Part III
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
The Compensation Committee’s year-end process generally focuses on the cash bonuses and long-term incentive compensation awards granted to NEOs and other senior executives. Mr. Bernstein, working with the other senior executives, provides recommendations for individual executive awards to the Compensation Committee for its consideration. As part of this process, and as we discuss more fully below in "Compensation Consultant; Benchmarking Data," the Chief People Officer provides the Compensation Committee with competitive market data from one or more compensation consultants.
Management periodically reviews, with the Compensation Committee, the firm’s expected adjusted financial and operating results, the firm’s actual adjusted financial and operating results and management’s year-end compensation expectations, as they evolve throughout the year. Management accomplished these reviews during regular meetings of the Compensation Committee held in February, May, September, October and November 2024. The Compensation Committee approved the firm's final year-end compensation recommendations during its regular meeting held in November 2024.
Additional information regarding the Compensation Committee’s functions can be found in the Committee's charter, which is available online in the “Responsibility - Corporate Governance” section of our Internet Site.
Compensation Consultant; Benchmarking Data
In 2024, we retained McLagan Partners (“McLagan”) as an independent consultant to provide competitive market data and trend forecasting for our NEOs and other senior executives, for which we paid McLagan $50,000 (the "2024 Benchmarking Data"). McLagan has an extensive database on compensation for most asset management companies, including private companies for which information is not otherwise available.
The 2024 Benchmarking Data summarized 2023 compensation levels and 2024 salaries, which helps form a reasonable estimation of compensation levels in the industry for executive positions like those held by our NEOs at selected asset management companies comparable to ours in terms of size and business mix (the “Comparable Companies”) and, in so doing, assists in determining the appropriate level of compensation for our NEOs.
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

The 2024 Benchmarking Data indicated that, as a group, our NEOs fall within market range. Please note that we excluded Mr. Siemers from this analysis as he resigned from his position as Interim Chief Financial Officer on February 29, 2024, at which point he transitioned into the role of a Senior Advisor to AB.
The Compensation Committee considered this information in concluding that the compensation levels paid in 2024 to our NEOs were appropriate and reasonable.
Compensation Elements for NEOs
We utilize a variety of compensation elements to achieve the goals described above, consisting of base salary, annual short-term incentive compensation awards (cash bonuses), a long-term incentive compensation award program, a defined contribution plan, a defined benefit plan and certain other benefits, each of which we discuss below:

134	AllianceBernstein

Part III
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
Annual cash bonuses for the 2024 performance for each NEO were determined in November 2024 and paid in December 2024. These bonuses, and the 2024 long-term incentive compensation awards described immediately below, were based on management’s evaluation, subject to the Compensation Committee’s review and approval, of each NEO’s performance during the year, the firm's progress in advancing its Growth Strategy during the year, the performance of the NEO’s business unit or function compared to business and operational goals established in each NEO's performance scorecard at the beginning of the year, and the firm’s current-year adjusted financial performance.
In 2024, Mr. Bernstein received a cash bonus of $5,425,000 in accordance with the terms of the employment agreement into which he entered with the General Partner, AB and AB Holding as of May 1, 2017 (the “CEO Employment Agreement”) and after review of Mr. Bernstein's performance during 2024 by the Compensation Committee. Please refer to “Overview of Mr. Bernstein's Employment Agreement” below for additional information relating to Mr. Bernstein’s cash bonus and other compensation elements.
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
We believe that annual long-term incentive compensation awards provide a long-term retention mechanism for our NEOs because such awards generally vest ratably over three years. We also believe that certain long term incentive compensation awards can be used for recruitment or retention purposes when it includes a required service period. In January 2025, Mr. Erzan received a long term incentive award of $5,000,016 which cliff vests December 2028 subject to Mr. Erzan's continued service.
For 2024 performance, awards were granted in December 2024 to each of Mr. Bernstein, Ms. Marks. Messrs. Erzan, Hogbin and Sprules pursuant to the AB 2024 Incentive Compensation Award Program (the "ICAP"), an unfunded, non-qualified incentive compensation plan, and the AB 2017 Long Term Incentive Plan, our equity compensation plan (the “2017 Plan”).
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

2024 Annual Report	135

Part III
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
The portion of incentive-based compensation received from EQH specific to Mr. Bernstein and Mr. Erzan is covered under the Compensation Recovery Policy adopted by our parent EQH and will be applicable to any current or previous incentive-based compensation received directly from our parent company by Mr. Bernstein and Mr. Erzan. See "Summary Compensation Table" EQH for stock awards received by Mr. Bernstein and Mr. Erzan for which the EQH Compensation Recovery Policy is applicable.
Former Interim CFO Resignation
As announced in a Form 8-K filed on January 8, 2024, Mr. Siemers resigned from his position as Interim Chief Financial Officer on February 29, 2024, a position he held since June 2023. Upon resignation, he transitioned into the role of a Senior Advisor to AB. His responsibilities as Interim CFO were promptly transferred to Jackie Marks on March 1, 2024 as the current CFO on an ongoing basis.
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
With respect to 2024, the Compensation Committee determined in November 2024 that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution paid by AB.
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
During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. We began the process of settling benefits with vested participants and all lump sum disbursements elected by plan participants were distributed in December 2024. The remaining retirement plan participants who did not elect a lump sum disbursement elected to roll over their benefit to a group annuity contract from a qualified insurance company to administer all future payments. The company will elect the qualified insurance company to administer all future payments during the first quarter of 2025 at which point, the remaining benefit obligation will be purchased by the insurance carrier and we will fully terminate the plan. As of December 31, 2024 the Retirement Plan was underfunded with a benefit obligation of $68.6 million and plan assets of $63.3 million.
Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. We did not make a contribution to the Retirement Plan during 2024. The Company expects to make a contribution to the Retirement Plan during the first quarter of 2025 in the amount of $5.3 million to fully fund the Retirement Plan, purchase the group annuity contract and settle the remaining termination costs associated with the Retirement Plan.
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

136	AllianceBernstein

Part III
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
Consideration of Risk Matters in Determining Compensation
In 2024, we considered whether our compensation practices for employees, including our NEOs, encourage unnecessary or excessive risk-taking and whether any risks arising from our compensation practices are reasonably likely to have a material adverse effect on our firm. For the reasons set forth below, we have determined that our current compensation practices do not create risks that are reasonably likely to have a material adverse effect on our firm.
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
Overview of Mr. Bernstein's Employment Agreement
Employment Agreement Overview
Mr. Bernstein began his role as President and CEO on May 1, 2017, with an initial term ending on May 1, 2020, automatically extending each year thereafter unless the CEO Employment Agreement is terminated in accordance with its terms (the “Employment Term”). The terms were approved by the Board considering various factors including compensation of Mr. Bernstein’s predecessor, the 2016 compensation and 2017 expected compensation of AB’s other executive officers and Mr. Bernstein’s compensation at his former employer. Amendments in December 2018 and 2019 included aligning equity awards with AB's practices, increasing severance payments, redefining change in control, and narrowing the definition of good reason.
Compensation Elements
Base Salary
Mr. Bernstein’s annual base salary under the CEO Employment Agreement has been, and continues to be, $500,000. This amount is consistent with our firm’s policy to keep base salaries of executives and other highly-compensated employees low in relation to total compensation. Any future increase to Mr. Bernstein's base salary is entirely at the discretion of the Compensation Committee.
Cash Bonus
Mr. Bernstein is entitled to a target cash bonus of $3,000,000 annually, subject to review. For 2024, he received a $5,425,000 bonus based on performance evaluations. See description of the performance metrics and individual achievement for Mr. Bernstein above.

2024 Annual Report	137

Part III
Restricted AB Holding Units
Starting in 2018, Mr. Bernstein is eligible for annual equity awards with a grant date fair value of $3,500,000, subject to review and increase by the Compensation Committee, in its sole discretion, in accordance with AB’s compensation practices and policies generally applicable to the firm’s executive officers as in effect from time to time. During November 2024, the Compensation Committee approved an equity award to Mr. Bernstein with a grant date fair value equal to $5,075,000, subject to the same terms as other executive officers, which terms and conditions are described above in "Compensation Elements for NEOs - Long-Term Incentive Compensation Awards."
Perquisites and Benefits
Mr. Bernstein is eligible for all executive benefit plans and, for his safety and accessibility, is provided with a company car and driver for business and personal use and cybersecurity protection services contracted through a third party.
Severance and Change in Control Benefits
If Mr. Bernstein is terminated without cause, or because of his death or disability, or resigns for good reason, and he signs and does not revoke a waiver and release of claims, he will receive the following severance benefits:
•A cash payment based on a multiple of his base salary and bonus opportunity (1x for resignation for good reason, 1.5x for termination without cause or because of death or disability).
•A pro rata bonus based on actual performance for the fiscal year in which the termination occurs.
•COBRA coverage costs and following the COBRA coverage period, access to AB’s medical plans at his (or his spouse’s) sole expense.
If terminated within 12 months following a change in control (as defined in the amended CEO Employment Agreement), he will receive the same severance benefits as described above, except that his cash payment will be equal to 2x the sum of his base salary and bonus opportunity. In the event any payments made to Mr. Bernstein upon a change in control of AB constitute “golden parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, such payments will be reduced to the maximum amount that does not result in the imposition of such excise tax, but only if such reduction results in Mr. Bernstein receiving a higher net-after tax amount than he would receive absent such reduction.
For additional information on severance and change in control benefits for Mr. Bernstein as of December 31, 2024, see Potential Payments Upon Termination or Change in Control below.
Mr. Bernstein is subject to confidentiality, non-competition during employment and six months after, and non-solicitation of customers and employees for 12 months post-termination.
Mr. Bernstein negotiated the severance and change-in-control provisions described immediately above to have the security and flexibility to focus on the business and preserve the value of his long-term incentive compensation. The Board and EQH determined that these provisions were reasonable and appropriate because they were necessary to recruit and retain Mr. Bernstein and provided Mr. Bernstein with effective incentives for future performance, aligning his interests with those of AB’s Unitholders and clients, and providing effective incentives for future performance.
Compensation awarded by EQH to Mr. Bernstein and Mr. Erzan
In February 2024, EQH granted to Mr. Bernstein, in connection with his membership on and service to the EQH Management Committee:
•a restricted stock unit award (for EQH common stock) with a grant date fair value of $400,006; and
•a total shareholder return ("TSR") performance share award (for EQH common stock) with a grant date fair value of $300,019, which can be earned subject to EQH’s total shareholder return relative to its peer group.
•a EPS performance share award (for EQH common stock) with a grant date fair value of $300,021, which can be earned subject to EQH's average of annual performance against Non-GAAP Common Operating EPS targets assigned each year.
Additionally, in February 2024, EQH granted to Mr. Erzan, in connection with their membership on and service to the EQH Management Committee:
•a restricted stock unit award (for EQH common stock) with a grant date fair value of $40,007; and
•a TSR performance share award (for EQH common stock) with a grant date fair value of $30,013, which can be earned subject to EQH’s total shareholder return relative to its peer group.
•a EPS performance share award (for EQH common stock) with a grant date fair value of $30,006, which can be earned subject to EQH's average of annual performance against Non-GAAP Common Operating EPS targets assigned each year.

138	AllianceBernstein

Part III
Assumptions made in determining the EQH restricted stock unit and performance share figures discussed above are described in footnotes to the compensatory tables below entitled "Summary Compensation Table for 2024" and "Grants of Plan-Based Awards in 2024."
Mr. Bernstein and Mr. Erzan may receive additional equity or cash compensation from EQH in the future related to their continued membership on and service to the EQH Management Committee.
CEO Pay Ratio
In 2024, the compensation of Mr. Bernstein, our President and CEO, was approximately 82 times the median pay of our employees, resulting in a 82:1 CEO Pay Ratio.
We identified our median employee by examining 2024 total compensation for all individuals, excluding Mr. Bernstein, who were employed by our firm as of December 31, 2024, the last day of our payroll year. We included all of our employees in this process, whether employed on a full-time or part-time basis. We did not make any assumptions or estimates with respect to total compensation, but we did adjust compensation paid to our non-U.S. employees during our 2024 fiscal year based on the average daily exchange rates for the three-month period ending September 30, 2024 (data compiled in fourth quarter) between the local currencies in which such employees are paid and U.S. dollars. We define “total compensation” as the aggregate of base salary (plus overtime, as applicable), commissions (as applicable), cash bonus and the grant date fair value of long-term incentive compensation awards.
After identifying the median employee based on total compensation, we calculated total compensation in 2024 for such employee using the same methodology we use for our NEOs as set forth below in the "Summary Compensation Table for 2024."
As illustrated in the table below, our 2024 CEO Pay Ratio is 82:1:

	Seth Bernstein	Median Employee
Base salary ($)	500,000	127,000
Cash bonus ($)	5,425,000	14,000
Stock awards ($)(1)	6,075,046	—
All other compensation ($)(2)	127,148	6,779
Total ($)	12,127,194	147,779
2024 CEO Pay Ratio	82:1
(1)Includes (i) an award granted by AB of restricted AB Holding Units with a grant date fair value of $5,075,000 and (ii) awards granted by EQH with an aggregate grant date fair value of $1,000,046, as more fully described above in “Compensation awarded by EQH to Mr. Bernstein and Mr. Erzan” For additional information, please refer to the compensatory tables below in this Item 11.
(2)For a description of Mr. Bernstein’s other compensation, please refer to the "Summary Compensation Table for 2024 below." The median employee's other compensation consists of a $6,345 contribution match under the AB Profit Sharing Plan, a $360 mobile phone stipend which is paid to employees generally as well, and a employer-paid group term life insurance premium of $74 .
Other Compensation-Related Matters
AB and AB Holding are, respectively, private and public limited partnerships. They are subject to taxes other than federal and state corporate income tax (see “Structure-related Risks” in Item 1A and Note 21 to AB’s consolidated financial statements in Item 8). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to an entity taxed as a corporation, is not applicable to either AB or AB Holding for 2024.
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

Charles Stonehill (Chair)	Daniel Kaye
Mark Pearson

2024 Annual Report	139

Part III

Summary Compensation Table for 2024

Total compensation of our NEOs for 2024, 2023 and 2022, as applicable, is as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)(2) ($)	Option Awards ($)	Pension ($)	All Other Compensation ($)	Total ($)
Seth Bernstein(3)(4) President and CEO	2024	500,000	5,425,000	6,075,046	—	—	127,148	12,127,194
	2023	500,000	4,515,000	4,995,054	—	—	114,201	10,124,255
	2022	500,000	4,925,000	5,575,062	—	—	277,777	11,277,839
Jackie Marks CFO	2024	383,077	1,428,825	971,175	—	—	582	2,783,659
Onur Erzan(5) Head of Global Client Group and Private Wealth	2024	400,000	3,080,851	2,730,877	—	—	19,302	6,231,030
	2023	400,000	2,905,851	2,555,887	—	—	17,544	5,879,282
	2022	400,000	1,955,851	1,605,886	—	—	11,017	3,972,754
Chris Hogbin(6) Global Head of Investments	2024	400,000	3,025,000	2,575,000	—	—	19,694	6,019,694
Karl Sprules COO	2024	400,000	2,225,000	1,775,000	—	123,932	59,109	4,583,041
	2023	400,000	2,025,000	1,575,000	—	3,018	32,294	4,035,312
	2022	400,000	1,555,000	1,105,000	—	122,835	17,860	3,200,695
Bill Siemers (7) Former Interim CFO	2024	300,000	150,000	—	—	—	17,340	467,340
	2023	300,000	645,000	255,000	—	—	17,340	1,217,340
	2022	300,000	525,000	1,175,034	—	—	17,340	2,017,374
(1)The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit award values, see Note 19 to AB’s consolidated financial statements in Item 8. Assumptions made in determining the EQH restricted stock unit, TSR performance share, and EPS performance share figures in the "Stock Awards" column are set forth in the EQH 2024 Long-Term Incentive Compensation Program and described in a footnote to the "Grants of Plan-Based Awards in 2024" table below.
(2)See “Grants of Plan-Based Awards in 2024” below.
(3)See "Overview of Mr. Bernstein's Employment Agreement" and "Compensation Awarded by EQH to Mr. Bernstein and Mr. Erzan" above in CD&A for a description of Mr. Bernstein's compensatory elements. Please be advised that Mr. Bernstein's compensation also is disclosed by EQH.
(4)The "Stock Awards" column for 2024 includes the grant date fair value of the restricted stock award (grant date fair value of $400,006), the TSR performance share award (grant date fair value of $300,019), and the EPS performance share award (grant date fair value of $300,021) Mr. Bernstein received from EQH in February 2024. For 2023, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $332,029) and the TSR performance share award (grant date fair value of $498,025) Mr. Bernstein received from EQH in February 2023. For 2022, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $400,033) and the TSR performance share award (grant date fair value of $600,029) Mr. Bernstein received from EQH in February 2022.
(5)The "Stock Awards" column for 2024 includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,007), the TSR performance share award (grant date fair value of $30,013), and EPS performance share award (grant date fair value of $30,006) Mr. Erzan received from EQH in February 2024. For 2023, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,024) and the TSR performance share award (grant date fair value of $60,012) Mr. Erzan received from EQH in February 2023. For 2022, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,021) and the TSR performance share award (grant date fair value of $60,014) received from EQH in February 2022.
(6)We have not provided 2023 and 2022 compensation for Mr. Hogbin as he was not deemed to be a NEO in those years.
(7)Mr. Siemers resigned from his position as Interim CFO on February 29, 2024, at which point he transitioned into the role of a Senior Advisor to AB. The "Bonus" column for 2024 includes a stub bonus in recognition of the duties performed through February 2024 as Interim CFO.

140	AllianceBernstein

Part III
The “All Other Compensation” column includes the aggregate incremental cost to our company of certain other expenses and perquisites. For 2024, this column includes the following:

Name	Personal Use of Car and Driver ($)		Contributions to Profit Sharing Plan ($)	Life Insurance Premiums ($)	Other(2) ($)
Seth Bernstein	104,787	(1)	17,250	3,564	1,547
Jackie Marks	—		—	582	—
Onur Erzan	—		17,250	630	1,422
Chris Hogbin	—		17,250	966	1,478
Karl Sprules	—		17,250	4,002	37,857
Bill Siemers	—		15,000	1,980	360
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
(2)These amounts represent (i) mobile phone stipends paid to Messrs. Bernstein, Erzan, Hogbin, and Siemers which are paid to employees generally as well; (ii) a stipend paid to Mr. Sprules to help cover a portion of the housing cost in New York while traveling for business; and (iii) partial year cybersecurity protection services contracted through a third party for Messrs. Bernstein, Erzan, Hogbin, and Sprules to help mitigate against cyber, privacy, identity theft and reputational threats, which are available to executive officers, directors, and employees whose role includes representing AB publicly or processing significant financial transactions.

2024 Annual Report	141

Part III
Grants of Plan-Based Awards in 2024
Grants of awards under the 2017 Plan, our equity compensation plan, during 2024 made to our NEOs are as follows (we also discuss awards issued by EQH to Mr. Bernstein and Mr. Erzan below):

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(1) ($)
Name		Threshold (#)	Target (#)	Maximum (#)
Seth Bernstein(2)(3)	12/11/2024				140,232	5,075,000
	2/14/2024				11,838	400,006
	2/14/2024	1,984	7,937	15,874	7,937	300,019
	2/14/2024	2,220	8,879	17,758	8,879	300,021
Jackie Marks(2)	12/11/2024				26,835	971,175
Onur Erzan(2)(3)	12/11/2024				72,695	2,630,851
	2/14/2024				1,184	40,007
	2/14/2024	199	794	1,588	794	30,013
	2/14/2024	222	888	1,776	888	30,006
Chris Hogbin(2)	12/11/2024				71,153	2,575,000
Karl Sprules(2)	12/11/2024				49,047	1,775,000
(1)This column provides the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit values, see Note 19 to AB's consolidated financial statements in Item 8.
(2)As discussed above in “Overview of 2024 Incentive Compensation Program” and “Compensation Elements for NEOs—Long-Term Incentive Compensation Awards,” long-term incentive compensation awards granted in December 2024 to our NEOs were denominated in restricted AB Holding Units. These awards vest in equal annual increments on each of December 1, 2025, 2026 and 2027. These awards are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table for 2024 and the “AB Holding Unit and/or EQH Awards” columns of the Outstanding Equity Awards at 2024 Fiscal Year-End table.
(3)In February 2024, EQH granted to each of Mr. Bernstein and Mr. Erzan (i) a restricted stock unit award with a grant date fair value of $400,006 and $40,007, respectively, (ii) a TSR performance share award with a grant date fair value of $300,019 and $30,013, respectively, which can be earned subject to EQH's TSR relative to its peer group, and (iii) a EPS performance share award with a grant date fair value of $300,021 and $30,006, respectively, which can be earned subject to EQH's average of annual performance against Non-GAAP Common Operating EPS targets assigned each year. TSR is the total amount a company returns to investors during a designated period, including both share price appreciation and dividends. The number of TSR performance shares that are earned, which cliff vest on February 28, 2027, subject to continued service, will be determined at the end of the performance period (December 2026) by multiplying the number of unearned TSR performance shares by one of the following performance factors: 200% if EQH's TSR relative to its peers is in the 87.5th percentile or greater; 100% if in the 50th percentile; 25% if in the 30th percentile; and nothing if falls below the 30th percentile. Non-GAAP Common Operating EPS is the Non-GAAP Operating Earnings (subject to certain adjustments) divided by Diluted Common Shares Outstanding. The number of EPS performance shares that are earned, which cliff vest on February 28, 2027, subject to continued service, will be determined at the end of the performance period (December 2026) by multiplying the number of unearned EPS performance shares by the three-year average of the following initial EPS performance factors: 200% if Non-GAAP Common Operating EPS increase is 18% or greater over the Starting EPS Amount; 100% if increase is 12% over the Starting EPS Amount; 25% if increase is 3% over Starting EPS Amount; and nothing if increase is less than 3%. The Starting EPS Amount is assigned each year based on the comparative increase in Non-GAAP Common Operating EPS for each calendar year, over the Non-GAAP Operating EPS for the calendar year immediately preceding each calendar year. EQH performance shares receive dividend equivalents subject to the same vesting schedule and performance conditions as the performance shares themselves. The restricted stock unit awards, which vest in equal annual increments on each of February 28, 2025, 2026 and 2027, subject to continued service, increase or decrease in value depending on the price of an EQH common share. EQH restricted stock units receive dividend equivalents subject to the same vesting schedule as the restricted stock units themselves.
In 2024, the number of restricted AB Holding Units comprising year-end long-term incentive compensation awards granted to each NEO was determined based on the closing price of an AB Holding Unit as reported for NYSE composite transactions on December 11, 2024, the eighth business day of December as determined by the Compensation Committee. At the time of these awards, the Compensation Committee consisted of Mr. Stonehill (Chair) and Messrs. Kaye and Pearson; the Section 16 Subcommittee, which approved awards to our NEOs, consisted of Mr. Stonehill (Chair) and Mr. Kaye. For further information regarding the material terms of such awards, including the vesting terms and the formulas or criteria to be applied in determining the amounts payable, please refer to "Overview of 2024 Incentive Compensation Program" and "Compensation Elements for NEOs" above.

142	AllianceBernstein

Part III
Outstanding Equity Awards at 2024 Fiscal Year-End
Outstanding equity awards held by our NEOs as of December 31, 2024 are as follows:

	Option Awards				AB Holding Unit and/or EQH Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(10) ($)
Seth Bernstein(1)(2)(4)	—	—	—	—	270,355	10,027,477
	—	—	—	—	23,411	1,104,320
	—	—	—	—	68,683	3,239,777
	—	—	—	—	18,184	857,739
Jackie Marks(5)	—	—	—	—	26,835	995,327
Onur Erzan(3)(4)(6)	—	—	—	—	139,193	5,162,686
	—	—	—	—	2,487	117,319
	—	—	—	—	7,422	350,096
	—	—	—	—	1,819	85,802
Chris Hogbin(7)	—	—	—	—	131,223	4,867,051
Karl Sprules(8)	—	—	—	—	92,889	3,445,241
Bill Siemers(9)	—	—	—	—	7,065	262,030
(1)Mr. Bernstein was awarded: (i) 140,232 restricted AB Holding Units in December 2024 that are scheduled to vest in equal increments on each December 1, 2025, 2026 and 2027; (ii) 136,289 restricted AB Holding Units in December 2023, one-third of which vested on December 1, 2024, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2025 and 2026; (iii) 117,791 restricted AB Holding Units in December 2022, one-third of which vested on each of December 1, 2023 and 2024, and the remainder of which is scheduled to vest on December 1, 2025. For further information, see “Overview of Mr. Bernstein's Employment Agreement” above.
(2)EQH restricted stock unit awards, which are described for Mr. Bernstein in the second line of data in the above table, will vest ratably over a three-year vesting period subject to continued employment during the vesting period. EQH TSR performance share awards, which are described in the third line of data in the above table, and EQH EPS performance share awards, which are described in the fourth line of data in the above table, cliff vest on the third anniversary of the grant date subject to continued employment during the vesting period and meeting the applicable performance criteria. In February 2024, 2023 and 2022, EQH granted to Mr. Bernstein (i) a restricted stock unit award with a grant date fair value of $400,006, $332,029 and $400,033, respectively; (ii) a TSR performance share award with a grant date fair value of $300,019, $498,025 and $600,029, respectively; and (iii) a EPS performance share award with a grant date fair value of $300,021, respectively. The TSR performance share awards granted in 2024, 2023 and 2022 can be earned subject to EQH's TSR relative to its peer group. The EPS performance share award granted in 2024 can be earned subject to EQH's average of annual performance against Non-GAAP Common Operating EPS targets assigned each year. Actual and projected performance factors have been applied to the TSR performance share and EPS performance share awards reflected in the "Outstanding Equity Awards at 2024 Fiscal Year-End" table above. Please see the table above entitled "Grants of Plan-Based Awards in 2024" for additional information regarding the EQH awards.
(3)EQH restricted stock unit awards, which are described for Mr. Erzan in the second line of data in the above table, will vest ratably over a three-year vesting period subject to continued employment during the vesting period. EQH TSR performance share awards, which are described in the third line of data in the above table, and EQH EPS performance share awards, which are described in the fourth line of data in the above table, cliff vest on the third anniversary of grant date subject to continued employment during the vesting period and meeting the applicable performance criteria. In February 2024, 2023 and 2022, respectively, EQH granted to Mr. Erzan (i) a restricted stock unit award with a grant date fair value of $40,007, $40,024 and $40,021, respectively; (ii) a TSR performance share award with a grant date fair value of $30,013, $60,012 and $60,014, respectively; and (iii) a EPS performance share award with a grant date fair value of $30,006, respectively. The TSR performance share awards granted in 2024, 2023 and 2022 can be earned subject to EQH's TSR relative to its peer group. The EPS performance share award granted in 2024 can be earned subject to EQH's average of annual performance against Non-GAAP Common Operating EPS targets assigned each year. Actual and projected performance factors have been applied to the TSR performance share and EPS performance share awards reflected in the "Outstanding Equity Awards at 2024 Fiscal Year-End" table above. Please see the table above entitled "Grants of Plan-Based Awards in 2024" for additional information regarding the EQH awards.
(4)For further information regarding the equity awards granted to Mr. Bernstein and Mr. Erzan by EQH, please see "Compensation awarded by EQH to Mr. Bernstein and Mr. Erzan" above in CD&A.

2024 Annual Report	143

Part III
(5)Ms. Marks was awarded 26,835 restricted AB Holding Units in December 2024 that are scheduled to vest in equal increments on each of December 1, 2025, 2026 and 2027.
(6)Mr. Erzan was awarded: (i) 72,695 restricted AB Holding Units in December 2024 that are scheduled to vest in equal increments on each of December 1, 2025, 2026 and 2027; and (ii) 80,362 restricted AB Holding Units in December 2023, of which one-third vested on December 1, 2024, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2025 and 2026; and (iii) 38,771 restricted AB Holding Units in December 2022, one-third of which vested on December 1, 2023 and December 1, 2024, and the remainder of which is scheduled to vest on December 1, 2025.
(7)Mr. Hogbin was awarded 71,153 restricted AB Holding Units in December 2024 that are scheduled to vest in equal increments on each of December 1, 2025, 2026 and 2027. The total AB Holding Unit figure set forth in the table includes AB Holding Units granted in years prior to when Mr. Hogbin was deemed to be a NEO.
(8)Mr. Sprules was awarded (i) 49,047 restricted AB Holding Units in December 2024 that are scheduled to vest in equal increments on each of December 1, 2025 2026 and 2027; and (ii) 51,538 restricted AB Holding Units in December 2023, of which one-third vested on December 1, 2024, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2025 and 2026; and (iii) 28,450 restricted AB Holding Units in December 2022, one-third of which vested on December 1, 2023 and December 1, 2024, and the remainder of which is scheduled to vest on December 1, 2025.
(9)Mr. Siemers was awarded: (i) 8,344 restricted AB Holding Units in December 2023, of which one-third vested on December 1, 2024, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2025 and 2026; and (ii) 4,506 restricted AB Holding Units in December 2022, one-third of which vested on December 1, 2023 and December 1, 2024, and the remainder of which is scheduled to vest on December 1, 2025.
(10)The market values of restricted AB Holding Units (rounded to the nearest whole unit) set forth in this column were calculated assuming a price per AB Holding Unit of $37.09, which was the closing price on the NYSE of an AB Holding Unit on December 31, 2024, the last trading day of AB's last completed fiscal year. The market values of EQH shares set forth in this column were calculated assuming a price per share of $47.17, which was the closing price on the NYSE of an EQH share on December 31, 2024.

144	AllianceBernstein

Part III
Option Exercises and AB Holding Units and EQH Shares Vested in 2024
AB Holding Units and EQH shares held by our NEOs that vested during 2024 are as follows:

	AB Holding Unit and EQH Option Awards		AB Holding Unit and EQH Share Awards
Name	Number of AB Holding Units or EQH Options Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of AB Holding Units or EQH Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Seth Bernstein (1)	122,655	2,115,306	169,354	6,100,635
Jackie Marks	—	—	—	—
Onur Erzan (2)	—	—	128,914	4,670,899
Chris Hogbin	—	—	60,439	2,192,128
Karl Sprules	—	—	44,040	1,597,334
Bill Siemers	—	—	28,224	956,107
(1)Includes 20,602 EQH shares acquired with a value of $705,416 that vested during 2024.
(2)Includes 2,362 EQH shares acquired with a value of $80,857 that vested during 2024.

2024 Annual Report	145

Part III
Pension Benefits

Name	Plan Name	Number of Years of Credited Service(2)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year
Karl Sprules (1)	AB Retirement Plan	11	123,932	—
(1)We have provided information for Mr. Sprules; he is the only one of our NEOs who participates in the AB Retirement Plan. For additional information regarding the AB Retirement Plan, see "Defined Benefit Plan" above in CD&A and Note 18 to AB's consolidated financial statements in Item 8 of this Form 10-K.
(2)Effective December 31, 2008, benefit accruals were frozen under the AB Retirement Plan.
(3)During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. Certain participants elected lump sum disbursements. Mr. Sprules elected to receive a lump sum disbursement from the Retirement Plan which was distributed to him on December 3, 2024 in the amount of $123,932. For further discussion, see "Defined Benefit Plan" above in CD&A and Note 18 to AB's consolidated financial statements in Item 8 of this Form 10-K.
Potential Payments upon Termination or Change in Control
Estimated payments and benefits to which our NEOs would have been entitled upon a change in control of AB or the specified qualifying events of termination of employment as of December 31, 2024 are as follows:

Name and Trigger Event	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2) ($)	Other Benefits(3) ($)
Seth Bernstein
Change in control	—	10,027,477	—
Termination by Mr. Bernstein for good reason(4)	3,500,000	10,027,477	21,440
Termination of Mr. Bernstein's employment by AB other than for Cause or due to Death or Disability(5)(6)(7)	5,250,000	10,027,477	21,440
Change in control + termination by Mr. Bernstein for good reason or termination of Mr. Bernstein's employment without cause(4)	7,000,000	10,027,477	21,440
Resignation (complies with applicable agreements and restrictive covenants) under ICAP(8)	—	10,027,477	—
Death or disability(7)	—	10,027,477	21,440
Jackie Marks
Change in control	—	995,327	—
Change in control + employment terminated by AB other than for cause, termination by Ms. Marks for good reason, or termination due to death or disability	3,657,650	995,327	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP(7)(8)	—	995,327	—
Onur Erzan
Change in control	—	5,162,686	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Erzan for good reason, or termination due to death or disability	6,961,702	5,162,686	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP(7)(8)	—	5,162,686	—

146	AllianceBernstein

Part III

Name and Trigger Event	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2) ($)	Other Benefits(3) ($)
Chris Hogbin
Change in control	—	4,867,051	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Hogbin for good reason, or termination due to death or disability	6,850,000	4,867,051	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP(7)(8)	—	4,867,051	—
Karl Sprules
Change in control	—	3,445,241	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Sprules for good reason, or termination due to death or disability	5,250,000	3,445,241	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP(7)(8)	—	3,445,241	—
Bill Siemers(9)	—	—	—
(1)It is possible that each NEO could receive a cash severance payment on the termination of his or her employment that is not contemplated in the CIC Plan. The amounts of any such cash severance payments would be determined at the time of such termination (other than for Mr. Bernstein), so we are unable to estimate such amounts. The amounts shown for Mr. Bernstein are described in the CEO Employment Agreement. The amounts shown for Ms. Marks, Mr. Erzan, Mr. Hogbin, and Mr. Sprules in the event of a change in control coupled with termination of employment are described in the CIC Plan.
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
(9)Mr. Siemers resigned from his position as Interim CFO on February 29, 2024, at which point he transitioned into the role of a Senior Advisor to AB. As a result, he was ineligible for any potential payment or benefit upon a change in control of AB as of December 31, 2024.

2024 Annual Report	147

Part III
Additionally, estimated payments and benefits to which Mr. Bernstein or Mr. Erzan would have been entitled upon a change in control of EQH or the specified qualifying events of termination of employment as of December 31, 2024 are as follows (these amounts would be payable by EQH):

Reason for Employment Termination	Acceleration of EQH Option and Share Awards(5) ($)
Seth Bernstein
Retirement(1)	1,994,206
Death(2)	3,378,171
Disability(2)	3,378,171
Involuntary termination (no change in control)(3)	1,994,206
Change in control (without termination of employment)(4)	3,006,232
Onur Erzan
Death(2)	357,734
Disability(2)	357,734
Involuntary termination (no change in control)(3)	174,352
Change in control (without termination of employment)(4)	318,568
(1)Reflects, as of December 31, 2024 the full value of the restricted stock unit and TSR performance share awards granted by EQH to Mr. Bernstein in 2022 and 2023. Excludes restricted stock unit, TSR performance share, and EPS performance share awards granted by EQH to Mr. Bernstein in 2024 due to minimum vesting requirements.
(2)Reflects, as of December 31, 2024, the full value associated with awards granted by EQH to Mr. Bernstein and Mr. Erzan; restricted stock unit awards (to each officer since 2022); TSR performance share awards (to each officer since 2022); and EPS performance share awards (to each officer since 2024). For additional information regarding these awards, please see the Summary Compensation Table for 2024, Grants of Plan-based Awards in 2024 and Outstanding Equity at 2024 Fiscal Year End above in this Item 11.
(3)Reflects, as of December 31, 2024, (i) the full value of the restricted stock unit and TSR performance share awards granted by EQH to Mr. Bernstein in 2022 and 2023, and (ii) the prorated value of the restricted stock unit and TSR performance share awards granted by EQH to Mr. Erzan in 2022 and 2023. Restricted stock unit, TSR performance share, and EPS performance share awards granted to Mr. Bernstein and Mr. Erzan in 2024 are excluded until a minimum of one year of vesting is reached.
(4)Reflects, as of December 31, 2024, (i) the full value of the restricted stock unit awards granted by EQH to Mr. Bernstein and Mr. Erzan in 2022, 2023 and 2024, and (ii) the target prorated value of 2024 TSR performance share and EPS performance share awards granted by EQH to Mr. Bernstein and Mr. Erzan in 2024 and (iii) the prorated value of the TSR performance share awards granted by EQH to Mr. Bernstein and Mr. Erzan in 2022 and 2023, with actual and projected performance factors applied.
(5)Acceleration of EQH awards is contingent on the award recipient's compliance with various agreements and restrictive covenants set forth in the applicable award agreement under the EQH 2024 Long-Term Incentive Compensation Program, including protection of confidential information, non-competition, non-solicitation of employees and non-solicitation of customers.

148	AllianceBernstein

Part III
Director Compensation in 2024
During 2024, we compensated our directors, who satisfied applicable NYSE and SEC standards relating to independence (“Independent Directors”), as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Nella Domenici(3)	4,506	—	4,506
Bruce Holley	68,288	170,000	238,288
Daniel Kaye	102,875	170,000	272,875
Joan Lamm-Tennant	143,875	170,000	313,875
Das Narayandas	110,218	170,000	280,218
Charles Stonehill	151,375	170,000	321,375
Todd Walthall	109,375	170,000	279,375
(1)The aggregate number of restricted AB Holding Units underlying awards outstanding but not yet distributed at December 31, 2024, was: Ms. Domenici, zero AB Holding Units as she departed the Board in January of 2024; or Mr. Holley, 4,992 AB Holding Units; for Mr. Kaye, 10,787 AB Holding Units; for Ms. Lamm-Tennant, 10,259 AB Holding Units; for Mr. Narayandas, 10,787 AB Holding Units; for Mr. Stonehill, 10,787 AB Holding Units; and for Mr. Walthall, 10,359 AB Holding Units.
(2)Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 19 to AB’s consolidated financial statements in Item 8.
(3)Ms. Domenici resigned from her position as Director effective January 16, 2024.
Independent Director Compensation Elements
The Board approved the compensation elements described immediately below for Independent Directors during its regular meeting held in May 2024 and has agreed to re-consider such compensation elements bi-annually:
•an annual retainer of $97,750 (paid quarterly after any quarter during which an Independent Director serves on the Board; annual retainers relating to Committee service, as described below, are paid quarterly in arrears as well);
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
In 2024, the Board granted to each Independent Director then serving (which included Ms. Lamm-Tennant and Messrs. Holley, Kaye, Narayandas, Stonehill and Walthall) 4,992 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the $170,000 grant date fair value noted above by the closing price of an AB Holding Unit on the date of the May 2024 Board Meeting, or $34.06 per unit, rounded up to the nearest whole unit. These awards are scheduled to vest in equal increments on each May 1, 2025, 2026 and 2027.
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

2024 Annual Report	149

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
As of December 31, 2024, each Independent Director then serving either complied with this policy or was on track to do so within the allotted time.

150	AllianceBernstein

Part III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
AB Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2024 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	—	—	24,145,930
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	24,145,930
(1)All AB Holding Units remaining available for future issuance will be issued pursuant to the 2017 Plan, which was approved during a Special Meeting of AB Holding Unitholders held on September 29, 2017.
There are no AB Units to be issued pursuant to an equity compensation plan.
For information about our equity compensation plans, see Note 19 to AB’s consolidated financial statements in Item 8.
Principal Security Holders
As of December 31, 2024, we had no information that any person beneficially owned more than 5% of the outstanding AB Units, except as reported by EQH and certain of its subsidiaries. We have prepared the following table, and the note that follows, in reliance on information supplied by EQH:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class
Equitable Holdings(1) 1290 Avenue of the Americas New York, NY 10104	182,598,664	(1)	61.9%	(1)
(1)By reason of their relationships, EQH and its subsidiaries that hold AB Units may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of these AB Units. The 61.9% includes the 1.0% general partnership interest held by EQH.
As of December 31, 2024, AB Holding was the record owner of 110,530,329, or 37.8%, of the issued and outstanding AB Units (or 37.5% including the 1.0% general partnership interest held by EQH).

2024 Annual Report	151

Part III
Management
As of December 31, 2024, the beneficial ownership of AB Holding Units by each director and NEO of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of AB Holding Units and Nature of Beneficial Ownership	Percent of Class
Seth Bernstein(1)(2)	773,294	*
Onur Erzan(1)(3)	218,348	*
Christopher Hogbin(4)	240,225	*
Bruce Holley(1)	4,992	*
Jeffrey Hurd(1)	—	*
Daniel Kaye(1)	44,702	*
Joan Lamm-Tennant(1)	16,225	*
Nick Lane(1)	—	*
Mark Manley(1)(5)	103,341	*
Jackie Marks(6)	26,835	*
Das Narayandas	40,668	*
Mark Pearson(1)	—	*
Bill Siemers(1)(7)	67,338	*
Thomas Simeone(8)	43,730	*
Cathy Spencer(9)	105,427	*
Karl Sprules(1)(10)	216,135	*
Charles Stonehill(1)	25,923	*
Todd Walthall	16,627	*
All directors and executive officers as a group (18 persons)(11)	1,943,810	1.8%
*    Number of AB Holding Units listed represents less than 1% of the Units outstanding.
(1)Excludes AB Holding Units beneficially owned by EQH and its subsidiaries. Ms. Lamm-Tennant and Messrs. Bernstein, Hurd, Kaye, Lane, Pearson and Stonehill, each is a director and/or officer of EQH, Equitable Financial and/or Equitable America. Messrs. Bernstein, Erzan, Sprules and Siemers each is a director and/or officer of the General Partner.
(2)Includes 503,090 restricted AB Holding Units that have not yet vested or with respect to which Mr. Bernstein has deferred delivery. See “Overview of Mr. Bernstein's Employment Agreement – Compensation Elements – Restricted AB Holding Units,” “Grants of Plan-based Awards in 2024” and “Outstanding Equity Awards at 2024 Fiscal Year-End” in Item 11 for additional information.
(3)Includes 139,193 restricted AB Holding Units granted to Mr. Erzan that have not yet vested. For information regarding Mr. Erzan's long-term incentive compensation awards, see "Grants of Plan-based Awards in 2024” and “Outstanding Equity Awards at 2024 Fiscal Year-End” in Item 11.
(4)Includes 224,199 restricted AB Holding Units that have not yet vested or with respect to which Mr. Hogbin has deferred delivery. For information regarding Mr. Hogbin's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2024” and “Outstanding Equity Awards at 2024 Fiscal Year-End” in Item 11.
(5)Includes 21,954 restricted AB Holding Units granted to Mr. Manley that have not yet vested. For information regarding Mr. Manley's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2024” and “Outstanding Equity Awards at 2024 Fiscal Year-End” in Item 11.
(6)Includes 26,835 restricted AB Holding Units granted to Ms. Marks that have not yet vested. For information regarding Ms. Marks's long-term incentive compensation awards, see "Grants of Plan-based Awards in 2024” and “Outstanding Equity Awards at 2024 Fiscal Year-End” in Item 11.
(7)Includes 7,065 restricted AB Holding Units granted to Mr. Siemers that have not yet vested. Mr. Siemers resigned from his position as Interim CFO on February 29, 2024, at which point he transitioned into the role of a Senior Advisor to AB. For information regarding Mr. Siemers's long-term incentive compensation awards, see “Outstanding Equity Awards at 2024 Fiscal Year-End” in Item 11.
(8)Includes 19,175 restricted AB Holding Units granted to Mr. Simeone that have not yet vested. For information regarding Mr.Simeone's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2024” and “Outstanding Equity Awards at 2024 Fiscal Year-End” in Item 11.

152	AllianceBernstein

Part III
(9)Includes 32,716 restricted AB Holding Units granted to Ms. Spencer that have not yet vested. For information regarding Ms. Spencer's long-term incentive compensation awards, see "Grants of Plan-based Awards in 2024” and “Outstanding Equity Awards at 2024 Fiscal Year-End” in Item 11.
(10)Includes 92,889 restricted AB Holding Units granted to Mr. Sprules that have not yet vested. For information regarding Mr. Sprules's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2024" and “Outstanding Equity Awards at 2024 Fiscal Year-End” in Item 11.
(11)Includes 1,067,116 restricted AB Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested and/or with respect to which the executive officer has deferred delivery.
As of December 31, 2024, our directors and executive officers did not beneficially own any AB Units.
As of December 31, 2024, the beneficial ownership of the common stock of EQH by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

EQH Common Stock

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Joan Lamm-Tennant	42,463	*
Seth Bernstein(1)	88,612	*
Jeffrey Hurd(2)	308,744	*
Daniel Kaye	58,063	*
Nick Lane(3)	228,971	*
Das Narayandas	—	*
Mark Pearson(4)	1,116,535	*
Charles Stonehill	34,064	*
Todd Walthall	—	*
Onur Erzan(5)	4,520	*
Chris Hogbin	—	*
Mark Manley	—	*
Jackie Marks	—	*
Bill Siemers	—	*
Cathy Spencer	—	*
Karl Sprules	—	*
All directors and executive officers as a group (16 persons)(6)	1,881,972	*
*Number of shares listed represents less than 1% of the outstanding EQH common stock.
(1)Includes (i) zero options Mr. Bernstein has the right to exercise within 60 days and (ii) 11,770 restricted stock units that will vest within 60 days and settle in EQH shares.
(2)Includes (i) 209,833 options Mr. Hurd has the right to exercise within 60 days and (ii) 28,520 restricted stock units that will vest within 60 days and settle in EQH shares.
(3)Includes (i) 79,417 options Mr. Lane has the right to exercise within 60 days and (ii) 32,487 restricted stock units that will vest within 60 days and settle in EQH shares.
(4)Includes (i) 466,400 options Mr. Pearson has the right to exercise within 60 days and (ii) 136,536 restricted stock units that will vest within 60 days and settle in EQH shares.
(5)Includes (i) zero options Mr. Erzan has the right to exercise within 60 days and (ii) 1,249 restricted stock units that will vest within 60 days and settle in EQH shares.
(6)Includes 755,650 options that may be exercised and 210,562 restricted stock units that will vest within 60 days and settle in EQH shares for the directors and executive officers as a group.

2024 Annual Report	153

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

154	AllianceBernstein

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
In practice, our management pricing committees review investment advisory agreements with EQH Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with EQH Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2024 between our company and any related person with respect to which these procedures were not followed.
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

2024 Annual Report	155

Part III
See Note 12 Debt to AB’s consolidated financial statements in Item 8 for disclosures related to our credit facility with EQH. Significant transactions between AB and related persons during 2024 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2024
		(in thousands)
Equitable Financial	We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of Equitable Financial and its insurance company subsidiaries.	$146,286
EQAT and Equitable Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of Equitable Holdings.	23,850
Equitable Holdings	We provide investment management services and ancillary accounting services.	10,941

Parties(1)	General Description of Relationship	Amounts Paid or Accrued for in 2024
		(in thousands)
Equitable Holdings	Distributes certain of our Retail Products; provides Private Wealth Management referrals; sells shares of our mutual funds under Distribution Service and Educational Support agreements; includes us as insured under various insurance policies.	$35,452
(1)AB or one of its subsidiaries is a party to each transaction.
(2)We provide investment management services unless otherwise indicated.
Arrangements with Immediate Family Members of Related Persons
During 2024, we did not have arrangements with immediate family members of our directors and executive officers.
Director Independence
See “Independence of Certain Directors” in Item 10.
Item 14. Principal Accounting Fees and Services
Fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of AB’s and AB Holding’s annual financial statements for 2024 and 2023, respectively, and fees for other services rendered by PwC are as follows:

	2024	2023
	(in thousands)
Audit fees(1)	$6,440	$7,894
Audit-related fees(2)	2,045	3,666
Tax fees(3)	1,756	2,869
All other fees(4)	2	6
Total	$10,243	$14,435
(1)Includes $60,909 and $69,702 paid for audit services to AB Holding in 2024 and 2023, respectively.
(2)Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.
(3)Tax fees consist of fees for tax consultation and tax compliance services.
(4)All other fees consist primarily of miscellaneous non-audit services in 2024 and due diligence tax and audit services in 2023.
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

156	AllianceBernstein

Part IV

Item 15. Exhibits, Financial Statement Schedules
(a)There is no document filed as part of this Form 10-K.
Financial Statement Schedule.
Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2024, 2023 and 2022.
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

3.08	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Ex. 99.08 to Form 8-K, as filed February 24, 2006).
4.01	Description of AB Holding Units and AB Units.
10.01	AllianceBernstein 2024 Incentive Compensation Award Program.*
10.02	AllianceBernstein 2024 Deferred Cash Compensation Program.*
10.03	Form of Award Agreement, dated as of December 31, 2024, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan.*
10.04	Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors.*
10.05	Summary of AB's Lease at 501 Commerce Street, Nashville, Tennessee.
10.06	Summary of AB's Lease at 666 Hudson Boulevard, New York, New York.

2024 Annual Report	157

Part IV

Exhibit	Description
10.07	Guidelines for Transfer of AB Units.
10.08
Transaction Agreement, dated as of March 17, 2022, by and among CarVal Investors, AB Holding and AB (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022, as filed April 29, 2022).

10.09
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of June 28, 2022 (incorporated by reference to Exhibit 10.09 to Form 10-K for the fiscal year ended December 31, 2022, as filed February 10, 2023).*

10.10
Amendment No. 1 to the Restated Revolving Credit Agreement, originally dated October 13, 2021, amended February 9, 2023. (incorporated by reference to Exhibit 10.09 to Form 10-K for the fiscal year ended December 31, 2023, as filed February 10, 2024).*

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

10.14	Amendment No. 2 to the Credit Agreement dated as of August 30, 2024 between AllianceBernstein L.P., as borrower, and Equitable Holdings, Inc., as lender.
10.15	Amendment No. 3 to the Credit Agreement dated as of August 30, 2024 between AllianceBernstein L.P., as borrower, and Equitable Holdings, Inc., as lender.
10.16	Amendment to Seth Bernstein's Employment Agreement (incorporated by reference to Ex. 10.01 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.17	Jackie Marks' Letter Agreement dated December 20, 2023. (incorporated by reference to Ex. 10.17 to Form 10-K for the fiscal year ended December 31, 2023, as filed February 19, 2024).*
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

10.20	AB 2017 Long Term Incentive Plan (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*
10.21	Employment Agreement among Seth Bernstein, AB, AB Holding and AllianceBernstein Corporation (incorporated by reference to Ex. 10.3 to Form 8-K, as filed May 1, 2017).*
10.22
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*

10.23
Profit Sharing Plan for Employees of AB, as amended and restated as of January 1, 2015 (incorporated by reference to Ex. 10.05 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).*

10.24
Amendment and Restatement of the Retirement Plan for Employees of AB, as of January 1, 2015 (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).*

10.25	Amendment to the Retirement Plan for Employees of AllianceBernstein L.P, as of June 10, 2024.

158	AllianceBernstein

Part IV

Exhibit	Description
10.26
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Ex. 10.08 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.27
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of November 1, 2023, between AllianceBernstein L.P., as Issuer, and Barclays Capital Inc., as Dealer. (incorporated by reference to Ex. 10.27 to Form 10-K for the fiscal year ended December 31, 2023 as filed February 9, 2024).

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

10.31	Transaction agreement amendment between CarVal Investors, AB Holding and AB dated December 18, 2024.
10.32	Master Exchange Agreement between Alliancebernstein L.P and Equitable Holdings, Inc., dated December 19, 2024. (incorporated by reference to Ex. 10.1 to Form 8-K, as filed December 19, 2024).
10.33	Purchase agreement between Alliancebernstein L.P and Equitable Holdings, Inc., dated December 19, 2024. (incorporated by reference to Ex.10.2 to Form 8-K, as filed December 19, 2024).
19.01	AB Insider Trading Policy.
21.01	Subsidiaries of AB.
23.01	Consents of PricewaterhouseCoopers LLP.
31.01	Certification of Seth Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Jackie Marks furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01
Certification of Seth Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
Certification of Jackie Marks furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.01
Policy Relating to Recovery of Erroneously Awarded Incentive-based Compensation. (incorporated by reference to Ex. 97.01 to Form 10-K for the fiscal year ended December 31, 2023, as filed February 9, 2024).*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).
*	Denotes a compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

2024 Annual Report	159

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllianceBernstein L.P.

Date: February 14, 2025	By:	/s/ Seth Bernstein
Seth Bernstein
President & Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 14, 2025	/s/ Jackie Marks
Jackie Marks
Chief Financial Officer

Date: February 14, 2025	/s/ Thomas Simeone
Thomas Simeone
Controller & Chief Accounting Officer

160	AllianceBernstein

Directors

/s/ Seth Bernstein	/s/ Joan Lamm-Tennant
Seth Bernstein	Joan Lamm-Tennant
President & Chief Executive Officer	Chair of the Board

/s/ Bruce Holley	/s/ Jeffrey Hurd
Bruce Holley	Jeffrey Hurd
Director	Director

/s/ Daniel Kaye	/s/ Nick Lane
Daniel Kaye	Nick Lane
Director	Director

/s/ Das Narayandas	/s/ Mark Pearson
Das Narayandas	Mark Pearson
Director	Director

/s/ Charles Stonehill	/s/ Todd Walthall
Charles Stonehill	Todd Walthall
Director	Director

2024 Annual Report	161

SCHEDULE II
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2024, 2023 and 2022

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
For the year ended December 31, 2024	$299	$1,522	$577	(a)	$1,244
For the year ended December 31, 2023	$232	$72	$5	(b)	$299
For the year ended December 31, 2022	$328	$—	$96	(c)	$232
(a)Includes accounts written-off as uncollectible of $577.
(b)Includes accounts written-off as uncollectible of $5.
(c)Includes accounts written-off as uncollectible of $96.

162	AllianceBernstein