Form 10-Q
period 2025-03-31
ALLIANCEBERNSTEIN L.P.
filed 2025-04-24
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of units of limited partnership interest outstanding as of March 31, 2025 was 292,273,197.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$782,778	$832,044
Cash and securities segregated, at fair value (cost: $765,827 and $495,391)	772,302	500,046
Receivables, net:
Brokers and dealers	37,443	33,772
Brokerage clients	1,437,370	1,432,372
AB funds fees	375,813	467,351
Other fees	143,673	159,336
Investments:
Joint ventures	280,648	286,721
Other	272,894	248,483
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	14,746	1,989
Investments	341,128	140,792
Other assets	12,341	14,801
Furniture, equipment and leasehold improvements, net	247,272	248,673
Goodwill	3,598,591	3,598,591
Intangible assets, net	203,821	215,054
Deferred sales commissions, net	190,907	182,707
Right-of-use assets	444,162	449,877
Other assets	221,329	259,318
Total assets	$9,377,218	$9,071,927

Index

	March 31, 2025	December 31, 2024
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$185,021	$162,570
Brokerage clients	2,135,156	1,933,843
AB mutual funds	781	830
Contingent consideration liability	8,478	9,385
Accounts payable and accrued expenses	416,718	426,675
Lease liabilities	506,977	512,615
Liabilities of consolidated company-sponsored investment funds	18,898	1,716
Accrued compensation and benefits	395,581	391,161
Debt	740,000	710,000
Total liabilities	4,407,610	4,148,795
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	201,656	48,489

Capital:
General Partner	48,395	49,519
Limited partners: 292,273,197 and 292,107,907 units issued and outstanding	4,888,248	4,999,616
Receivables from affiliates	(3,411)	(2,893)
AB Holding Units held for long-term incentive compensation plans	(91,369)	(62,366)
Accumulated other comprehensive (loss)	(76,415)	(110,581)
Partners’ capital attributable to AB Unitholders	4,765,448	4,873,295
Non-redeemable non-controlling interests in consolidated entities	2,504	1,348
Total capital	4,767,952	4,874,643
Total liabilities, non-controlling interest and capital	$9,377,218	$9,071,927

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Investment advisory and services fees	$855,112	$784,405
Bernstein research services	—	96,222
Distribution revenues	199,020	165,690
Dividend and interest income	34,350	44,515
Investment (losses) gains	(20,538)	11,743
Other revenues	30,180	25,293
Total revenues	1,098,124	1,127,868
Less: Broker-dealer related interest expense	17,517	23,717
Net revenues	1,080,607	1,104,151

Expenses:
Employee compensation and benefits	420,531	452,772
Promotion and servicing:
Distribution-related payments	200,659	172,982
Amortization of deferred sales commissions	20,161	11,799
Trade execution, marketing, T&E and other	36,513	54,991
General and administrative	147,935	137,910
Contingent payment arrangements	64	2,558
Interest on borrowings	7,138	17,370
Amortization of intangible assets	11,237	11,772
Total expenses	844,238	862,154

Operating income	236,369	241,997

Income taxes	14,675	16,042

Net income	221,694	225,955

Net income of consolidated entities attributable to non-controlling interests	895	8,028

Net income attributable to AB Unitholders	$220,799	$217,927

Net income per AB Unit	$0.75	$0.75

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net income	$221,694	$225,955
Other comprehensive (loss) income:
Foreign currency translation adjustments, before tax	10,749	(10,309)
Income tax benefit	55	109
Foreign currency translation adjustments, net of tax	10,804	(10,200)
Changes in employee benefit related items:
Amortization of prior service cost	611	6
Recognized actuarial gain	—	669
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation	(22,898)	—
Changes in employee benefit related items	23,509	675
Income tax (expense)	(147)	(5)
Employee benefit related items, net of tax	23,362	670
Other comprehensive income (loss)	34,166	(9,530)
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	895	8,028
Comprehensive income attributable to AB Unitholders	$254,965	$208,397

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
General Partner’s Capital
Balance, beginning of period	$49,519	$45,388
Net income	2,208	2,179
Cash distributions to General Partner	(3,396)	(2,465)
Long-term incentive compensation plans activity	(7)	67
Issuance of AB Units, net	71	156
Balance, end of period	48,395	45,325
Limited Partners' Capital
Balance, beginning of period	4,999,616	4,590,619
Net income	218,591	215,748
Cash distributions to Unitholders	(336,231)	(243,579)
Long-term incentive compensation plans activity	(734)	6,674
Issuance of AB Units, net	7,006	14,855
Balance, end of period	4,888,248	4,584,317
Receivables from Affiliates
Balance, beginning of period	(2,893)	(4,490)
Long-term incentive compensation awards expense	246	215
Capital contributions (to) AB Holding	(764)	(411)
Balance, end of period	(3,411)	(4,686)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(62,366)	(76,363)
Purchases of AB Holding Units to fund long-term compensation plans, net	(29,475)	(5,552)
(Issuance) of AB Units, net	(7,232)	(15,483)
Long-term incentive compensation awards expense	7,308	8,761
Re-valuation of AB Holding Units held in rabbi trust	396	(7,222)
Balance, end of period	(91,369)	(95,859)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(110,581)	(106,364)
Foreign currency translation adjustment, net of tax	10,804	(10,200)
Changes in employee benefit related items, net of tax	23,362	670
Balance, end of period	(76,415)	(115,894)
Total Partners' Capital attributable to AB Unitholders	4,765,448	4,413,203
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	1,348	4,572
Net income	1,144	118
Distributions to non-controlling interests, net	—	(210)
Contributions from non-controlling interest	12	—
Balance, end of period	2,504	4,480
Total Capital	$4,767,952	$4,417,683
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income	$221,694	$225,955

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	20,161	11,799
Non-cash long-term incentive compensation expense	7,554	8,976
Depreciation and other amortization	21,440	23,244
Unrealized losses (gains) on investments	4,758	(3,734)
Equity in earnings of equity method investments	6,073	—
Unrealized losses (gains) on investments of consolidated company-sponsored investment funds	1,744	(7,481)
Non-cash lease expense	17,305	29,123
(Gain) on assets held for sale	—	(650)
Retirement plan loss	20,756	—
Retirement plan funding	(1,700)	—
Other, net	(4,227)	7,795
Changes in assets and liabilities:
(Increase) decrease in securities, segregated	(272,256)	2,094
Decrease (increase) in receivables	104,484	(17,238)
(Increase) decrease in investments	(29,238)	30,595
(Increase) in deferred sales commissions	(28,361)	(31,697)
Decrease (increase) in other assets	41,034	(52,798)
(Increase) decrease in investments of consolidated company-sponsored investment funds	(202,080)	106,527
Decrease in other assets of consolidated company-sponsored investment funds	2,460	14,346
Increase in other liabilities of consolidated company-sponsored investment funds, net	17,182	1,595
Increase (decrease) in payables	224,090	(71,542)
(Decrease) increase in accounts payable and accrued expenses	(12,042)	50,615
Increase in accrued compensation and benefits	3,877	34,064
Cash payments to relieve operating lease liabilities	(15,892)	(7,901)
Net cash provided by operating activities	148,816	353,687

Index

	Three Months Ended March 31,
	2025	2024
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(7,478)	(31,289)
Joint venture equalization payment	—	303,980
Net cash (used in) provided by investing activities	(7,478)	272,691

Cash flows from financing activities:
Proceeds from (repayment of) debt, net	30,000	(254,316)
Increase in overdrafts payable	—	45,688
Distributions to General Partner and Unitholders	(339,628)	(246,044)
Terminations (Redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	152,272	(92,554)
Capital contributions (to) AB Holding	(1,109)	(891)
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(29,475)	(5,552)
Other, net	(2,730)	(3,052)
Net cash (used in) financing activities	(190,670)	(556,721)

Effect of exchange rate changes on cash and cash equivalents	12,823	(10,156)

Net (decrease) increase in cash and cash equivalents	(36,509)	59,501
Cash and cash equivalents as of beginning of the period	834,033	1,160,889
Cash and cash equivalents as of end of the period	$797,524	$1,220,390

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2024.

1. Business Description, Organization and Basis of Presentation

Business Description

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

•    Private Wealth Management – servicing our private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

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

Index
As of March 31, 2025, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	61.8%
AB Holding	37.5
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.9% economic interest in AB as of March 31, 2025.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2024 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the SEC.

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

On April 3, 2025, EQH announced the final results of its cash tender offer to purchase up to 46,000,000 AB Holding Units at a price of $38.50, for an aggregate purchase price of up to $1.8 billion, which expired at 5:00 p.m., eastern time, on April 1, 2025. A total of 19,682,946 AB Holding Units, equaling a 17.9% economic interest in AB Holding, were properly tendered for an aggregate cost of approximately $757.8 million. After giving effect to such purchase, EQH now has an approximate 68.5% economic interest in AB.

No other subsequent events were identified that would require disclosure in these financial statements.

Index
2.     Significant Accounting Policies

Recently Adopted Accounting Pronouncements

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
Reclassification
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

Index

3. Revenue Recognition

Revenues for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$817,866	$754,239
Performance-based fees	37,246	30,166
Bernstein research services	—	96,222
Distribution revenues
All-in-management fees	88,444	78,424
12b-1 fees	16,252	16,605
Other distribution fees	94,324	70,661
Other revenues
Shareholder servicing fees	16,642	21,663
JV related revenues	9,334	—
Other	3,763	3,820
	1,083,871	1,071,800
Not subject to contracts with customers:
Dividend and interest income, net of broker-dealer related interest expense	16,833	20,798
Investment (losses) gains	(20,538)	11,743
Other revenues	441	(190)
	(3,264)	32,351
Total net revenues	$1,080,607	$1,104,151

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

Index
Repurchases of AB Holding Units for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.8	0.1
Total Cash Paid for AB Holding Units Purchased (1)	$30.5	$4.3
Open Market Purchases of AB Holding Units Purchased (1)	0.7	—
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$26.1	$—
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2025 expired at the close of business on April 23, 2025. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first three months of 2025 and 2024, we awarded to employees and Eligible Directors 1.0 million and 0.9 million restricted AB Holding Unit awards, respectively. We use AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

5.     Net Income per Unit

Net income per unit is derived by reducing net income for the 1.0% general partnership interest and dividing the remaining 99.0% by the weighted average number of limited partnership units outstanding for each period. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$220,799	$217,927

Weighted average limited partnership Units outstanding	292,187	286,876

Net income per AB Unit	$0.75	$0.75

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

Index
Typically, Available Cash Flow has been the adjusted net income per Unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will be based on adjusted net income per Unit, unless management determines, with the concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation.

On April 24, 2025, the General Partner declared a distribution of $0.88 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2025. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on May 22, 2025 to holders of record on May 5, 2025.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2025 and December 31, 2024, $771.5 million and $499.2 million, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	March 31, 2025	December 31, 2024
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$26,407	$31,934
Seed capital	187,611	169,502
Other	66	388
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	20,059	10,831
Seed capital	21,765	18,397
Investments in joint ventures	280,648	286,721
Time deposits	6,024	6,100
Other	10,962	11,331
Total investments	$553,542	$535,204

Total investments related to long-term incentive compensation obligations of $46.5 million and $42.8 million as of March 31, 2025 and December 31, 2024, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of March 31, 2025 and December 31, 2024, our total seed capital

Index
investments were $356.7 million and $294.7 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

Investments in joint ventures on the condensed consolidated statement of financial condition are accounted for under the equity method of accounting.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net (losses) gains recognized during the period	$(87)	$11,058
Less: net gains recognized during the period on equity securities sold during the period	4,570	7,389
Unrealized (losses) gains recognized during the period on equity securities held	$(4,657)	$3,669

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

The notional value and fair value as of March 31, 2025 and December 31, 2024 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
March 31, 2025:
Exchange-traded futures	$170,508	$876	$324
Currency forwards	75,686	4,811	5,268
Interest rate swaps	17,282	87	117
Credit default swaps	241,508	735	5,774
Total return swaps	192,631	1,396	7,640
Option swaps	50,522	6,399	30
Total derivatives	$748,137	$14,304	$19,153

December 31, 2024:
Exchange-traded futures	$157,787	$2,835	$33
Currency forwards	27,368	4,881	4,656
Interest rate swaps	17,667	367	14
Credit default swaps	199,720	4,172	9,099
Total return swaps	216,468	663	1,087
Option swaps	50,459	8,023	55
Total derivatives	$669,469	$20,941	$14,944

As of March 31, 2025 and December 31, 2024, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index

The gains and losses for derivative instruments for the three months ended March 31, 2025 and 2024 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Exchange-traded futures	$258	$(1,579)
Currency forwards	(655)	364
Interest rate swaps	(352)	143
Credit default swaps	434	(829)
Total return swaps	(11,417)	(3,256)
Option swaps	(1,044)	207
Net (losses) on derivative instruments	$(12,776)	$(4,950)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2025 and December 31, 2024, we held $7.2 million and $10.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of March 31, 2025 and December 31, 2024, we delivered $11.6 million and $5.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

For the three months ended March 31, 2024 (prior to our deconsolidation of the BRS business on April 1, 2024), we recognized losses of $2.0 million on equity options activity.

Index
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of March 31, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2025:
Securities borrowed	$13,243	$—	$13,243	$(13,202)	$—	$41
Derivatives	$14,304	$—	$14,304	$—	$(7,161)	$7,143
December 31, 2024:
Securities borrowed	$1,144	$—	$1,144	$(1,044)	$—	$100
Derivatives	$20,941	$—	$20,941	$—	$(10,357)	$10,584
Offsetting of liabilities as of March 31, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2025:
Securities loaned	$44	$—	$44	$(43)	$—	$1
Derivatives	$19,153	$—	$19,153	$—	$(11,573)	$7,580
December 31, 2024:
Derivatives	$14,944	$—	$14,944	$—	$(5,188)	$9,756

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

Index
•    Level 3 – Prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Total
March 31, 2025:
Money markets	$137,086	$—	$—	$—	$137,086
Securities segregated (U.S. Treasury Bills)	—	771,497	—	—	771,497
Derivatives	876	13,428	—	—	14,304
Equity securities	181,459	30,526	119	1,980	214,084
Other investments	8,231	—	—	—	8,231
Total assets measured at fair value	$327,652	$815,451	$119	$1,980	$1,145,202

Derivatives	$324	$18,829	$—	$—	$19,153
Contingent payment arrangements	—	—	8,478	—	8,478
Total liabilities measured at fair value	$324	$18,829	$8,478	$—	$27,631

December 31, 2024:
Money markets	$146,781	$—	$—	$—	$146,781
Securities segregated (U.S. Treasury Bills)	—	499,245	—	—	499,245
Derivatives	2,835	18,106	—	—	20,941
Equity securities	193,766	5,921	121	2,016	201,824
Other investments	8,593	—	—	—	8,593
Total assets measured at fair value	$351,975	$523,272	$121	$2,016	$877,384

Derivatives	$33	$14,911	$—	$—	$14,944
Contingent payment arrangements	—	—	9,385	—	9,385
Total liabilities measured at fair value	$33	$14,911	$9,385	$—	$24,329

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

Index
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
During the three months ended March 31, 2025 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance as of beginning of period	$121	$118
Unrealized (losses), net	(2)	(4)
Balance as of end of period	$119	$114

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance as of beginning of period	$9,385	$252,690
Accretion	64	2,558
Payments	(971)	(1,140)
Balance as of end of period	$8,478	$254,108

As of March 31, 2025, the expected revenue growth rates ranged from 2.0% to 13.3%, with a weighted average of 6.8%, calculated using cumulative revenues and range of revenue growth rates and a discount rate of 1.9%. As of March 31, 2024, the expected revenue growth rates ranged from 2.0% to 29.3%, with a weighted average of 7.9%, calculated using cumulative revenues and a range of revenue growth rates. The discount rates ranged from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2025 or during the year ended December 31, 2024.

Index
12.     Commitments and Contingencies

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

Guarantees

In 2024, AB and Societe General ("SocGen") completed a transaction forming two joint ventures, one outside of North America and one within North America ("NA JV"). In connection with the transaction, Bernstein Institutional Services LLC (“BIS”), the U.S. broker-dealer subsidiary of the NA JV, entered into a credit facility agreement with SocGen, as lender, providing for up to $60.0 million of working capital. As a condition of the credit facility and until SocGen’s ownership exceeds 50% of NA JV, AB will provide a limited guarantee under which AB will guarantee up to its percentage ownership, currently 66.7%, of any unpaid obligations of BIS. As of March 31, 2025, there were no unpaid obligations under this facility requiring a guarantee by AB. Effective February 28, 2025, the agreement was amended and the original maturity date of April 1, 2025 was extended to March 31, 2026. The current commitment under the facility has also been reduced from $60.0 million to $30.0 million. There were no other material amendments to the credit facility.

In addition, AB will indemnify SocGen Canada ("SG Canada") for certain obligations and liabilities in relation to Sanford C. Bernstein Canada ("SCB Canada") until such time as SocGen exceeds 50% ownership of NA JV (the “Canadian Regulatory Guarantee”). Under the terms of the Canadian Regulatory Guarantee, SG Canada must guarantee the customer liabilities of SCB Canada to the full extent of its regulatory capital which fluctuates based upon business activity. AB has agreed to indemnify SG Canada for 66.7% of any amounts paid by SG Canada under the Canadian Regulatory Guarantee. As of March 31, 2025, there were no unpaid obligations requiring a guarantee by AB.

Commitments

During the fourth quarter of 2024, we entered into a non-exclusive partnership with Reinsurance Group of America, Incorporated (“RGA”) under which we committed to invest $100.0 million in a reinsurance sidecar vehicle sponsored by RGA and focused on the U.S. asset-intensive reinsurance market. AB intends to manage private alternative assets for RGA’s general account as part of a separate transaction. As of March 31, 2025, we have funded $0.1 million of this commitment.

13.     Leases

We lease office space, furniture and office equipment under various operating and financing leases. Our current leases have initial lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
Leases included in the condensed consolidated statement of financial condition as of March 31, 2025 and December 31, 2024 were as follows:

Index

	Classification	March 31, 2025	December 31, 2024
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$437,026	$441,662
Operating lease liabilities	Lease liabilities	499,473	504,171

Finance Leases
Property and equipment, gross	Right-of-use assets	19,570	19,548
Amortization of right-of-use assets	Right-of-use assets	(12,434)	(11,333)
Property and equipment, net		7,136	8,215
Finance lease liabilities	Lease liabilities	7,504	8,444
The components of lease expense included in the condensed consolidated statement of income as of March 31, 2025 and March 31, 2024 were as follows:

		Three Months Ended March 31,
	Classification	2025	2024
		(in thousands)
Operating lease cost	General and administrative	$16,012	$27,936
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,139	1,052
Interest on lease liabilities	Interest expense	69	84
Total finance lease cost		1,208	1,136
Variable lease cost (1)	General and administrative	3,286	9,610
Sublease income	General and administrative	(527)	(7,723)
Net lease cost		$19,979	$30,959
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2025 (excluding the three months ended March 31, 2025)	$44,842	$3,335	$48,177
2026	63,389	2,976	66,365
2027	60,001	1,218	61,219
2028	52,975	298	53,273
2029	49,460	—	49,460
Thereafter	415,804	—	415,804
Total lease payments	686,471	7,827	694,298
Less interest	(186,998)	(323)
Present value of lease liabilities	$499,473	$7,504

Index

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	13.42
Finance leases	2.12
Weighted average discount rate:
Operating leases	4.42%
Finance leases	3.80%
Supplemental non-cash activity related to leases was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	77	204,729
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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	March 31, 2025			December 31, 2024
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$14,651	$95	$14,746	$1,671	$318	$1,989
Investments	284,582	56,546	341,128	82,027	58,765	140,792
Other assets	9,358	2,983	12,341	1,317	13,484	14,801
Total assets	$308,591	$59,624	$368,215	$85,015	$72,567	$157,582

Liabilities	$15,674	$3,224	$18,898	$345	$1,371	$1,716
Redeemable non-controlling interest	188,779	12,877	201,656	31,670	16,819	48,489
Partners' capital attributable to AB Unitholders	104,138	43,523	147,661	53,000	54,377	107,377
Total liabilities, redeemable non-controlling interest and partners' capital	$308,591	$59,624	$368,215	$85,015	$72,567	$157,582
During the three-month period ended March 31, 2025, we deconsolidated two funds in which we had a seed investment of approximately $10.4 million as of December 31, 2024, due to no longer having a controlling financial interest.

Index
Changes in the redeemable non-controlling interest balance during the three-month period ended March 31, 2025 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2024	$48,489
Deconsolidated funds	(968)
Changes in third-party seed investments in consolidated funds	154,135
Redeemable non-controlling interest as of March 31, 2025	$201,656

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	Level 1	Level 2	Total
March 31, 2025:
Investments - VIEs	$16,828	$267,754	$284,582
Investments - VOEs	718	55,828	56,546
Derivatives - VIEs	76	33	109
Total assets measured at fair value	$17,622	$323,615	$341,237

Derivatives - VIEs	$81	$59	$140
Total liabilities measured at fair value	$81	$59	$140

December 31, 2024:
Investments - VIEs	$15,240	$66,787	$82,027
Investments - VOEs	249	58,516	58,765
Derivatives - VIEs	48	53	101
Derivatives - VOEs	—	11,483	11,483
Total assets measured at fair value	$15,537	$136,839	$152,376

Derivatives - VIEs	$72	$13	$85
Total liabilities measured at fair value	$72	$13	$85

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

There were no Level 3 financial instruments carried at fair value within the consolidated company-sponsored investment funds during the three months ended March 31, 2025 and 2024, respectively.
Derivative Instruments
As of March 31, 2025 and December 31, 2024, the VIEs held zero (net), respectively, of futures, forwards and swaps within their portfolios. For the three months ended March 31, 2025 and March 31, 2024, we recognized $0.1 million and $0.5 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of March 31, 2025 and December 31, 2024, the VIEs held zero, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.

Index
As of March 31, 2025 and December 31, 2024, the VIEs delivered $0.4 million and $0.3 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of March 31, 2025 and December 31, 2024, the VOEs held zero and $11.5 million futures, forwards, options or swaps within their portfolios. For the three months ended March 31, 2025 and March 31, 2024, we recognized no gains or losses on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed statements of income.
As of March 31, 2025 and December 31, 2024, the VOEs held no cash collateral payable to trade counterparties.
As of March 31, 2025 and December 31, 2024, the VOEs delivered no cash collateral in brokerage accounts.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of March 31, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2025:
Derivatives - VIEs	$109	$—	$109	$—	$(21)	$88
December 31, 2024:
Derivatives - VIEs	$101	$—	$101	$—	$(2)	$99
Derivatives - VOEs	11,483	—	11,483	—	—	11,483

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of March 31, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2025:
Derivatives - VIEs	$140	$—	$140	$—	$(140)	$—
December 31, 2024:
Derivatives - VIEs	$85	$—	$85	$—	$(85)	$—

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index
Non-Consolidated VIEs
As of March 31, 2025, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $44.5 billion, and our maximum risk of loss is our investment of $13.1 million in these VIEs and our advisory fee receivables from these VIEs is $91.1 million. As of December 31, 2024, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $46.9 billion; our maximum risk of loss is our investment of $17.3 million in these VIEs and our advisory fees receivable from these VIEs are $115.2 million.
15.     Units Outstanding

Changes in AB Units outstanding during the three-month period ended March 31, 2025 were as follows:

Outstanding as of December 31, 2024	292,107,907
Units issued	868,861
Units retired (1)	(703,571)
Outstanding as of March 31, 2025	292,273,197
(1) During the three months ended March 31, 2025, we purchased 4,080 AB Units in private transactions and retired them.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2025, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of March 31, 2025 and December 31, 2024, we had no amounts outstanding under the Credit Facility. Furthermore, during the first three months of 2025 and the full year 2024, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of March 31, 2025, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions

Index
under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of March 31, 2025 and December 31, 2024, AB had $740.0 million and $710.0 million outstanding under the EQH Facility, with interest rates of approximately 4.3% for both periods. Average daily borrowings on the EQH Facility for the first three months of 2025 and the full year 2024 were $409.4 million and $494.2 million, respectively, with weighted average interest rates of approximately 4.3% and 5.2%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of March 31, 2025, we were in compliance with these covenants. As of March 31, 2025 and December 31, 2024 we had no amounts outstanding on the EQH Uncommitted Facility. During the first three months of 2025 and full year 2024, we did not draw upon the EQH Uncommitted Facility.

Commercial Paper
As of both March 31, 2025 and December 31, 2024 we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2025 and full year 2024 were $182.8 million and $268.2 million, respectively, with weighted average interest rates of approximately 4.5% and 5.4%, respectively.

SCB Lines of Credit
SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $150.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of March 31, 2025 and December 31, 2024, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on these lines of credit during the first three months of 2025 and full year 2024 were $0.7 million and $0.6 million, respectively, with weighted average interest rates of approximately 7.5% and 8.5%, respectively.

Index
17. Business Segment Information

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

Measurement of Segment Profit or Loss and How the CODM Uses the Reported Measure

The CODM regularly receives financial information and management reports that are prepared on a consolidated basis. When assessing profitability, allocating resources and evaluating the underlying performance of our business, the CODM uses condensed consolidated net income as reported on the condensed consolidated statements of income. In applying the requirements under ASC 280, the company has identified significant segment expenses and other segment items related to our one operating segment. The significant expenses considered by the CODM in evaluating the performance of our business are consistent with the financial information included on the company's condensed consolidated statements of income. The measurement of assets as evaluated by the CODM is reported as "Total assets" on the condensed consolidated statements of financial condition. As an additional measure of segment profit or loss, the CODM considers certain adjustments to condensed consolidated net income. While management uses these additional adjusted metrics in assessing and allocating resources to the business, management recognizes that US GAAP principles are the basis of our performance. The accounting policies of our one operating segment are described in Note 2 "Significant Accounting Policies".

Enterprise-wide disclosures as of and for the three months ended March 31, 2025 and 2024 were as follows:

Services
Net revenues derived from our investment management, research and related services for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Institutions(1)	$172,005	$157,273
Retail(1)	599,972	536,177
Private Wealth Management(1)	298,797	278,308
Bernstein Research Services (2)	—	96,222
Other	27,350	59,888
Total revenues	1,098,124	1,127,868
Less: Broker-dealer related Interest expense	17,517	23,717
Net revenues	$1,080,607	$1,104,151
(1) Institutions, Retail and Private Wealth management revenues by channel include investment advisory base fees, performance-based fees, distribution revenues and shareholder servicing fees by channel.
(2) Effective April 1, 2024, AB deconsolidated the Bernstein Research Services business.
Our AllianceBernstein U.S. Growth Stock, an open-end fund incorporated in Japan, generated approximately 15% and 13% of our investment advisory and service fees and 12% and 9% of our net revenues for the three months ended March 31, 2025 and 2024, respectively.

Index
Geographic Information
Net revenues related to our U.S. and international operations, for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net revenues:
United States	$628,369	$660,543
International:
Luxembourg	264,193	246,499
Japan	139,829	108,282
Other International	48,216	88,827
Total International	452,238	443,608
Total	$1,080,607	$1,104,151
Long-lived assets related to our U.S. and international operations, as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Long-lived assets:
United States	$4,184,662	$4,187,885
International	55,929	57,140
Total	$4,240,591	$4,245,025

Major Customers

No single customer or individual client accounted for more than 10% of our total revenues for the three months ended March 31, 2025 and 2024.

18. Qualified Employee Benefit Plans

We maintained a qualified, noncontributory, defined benefit retirement plan (the “Retirement Plan”) covering current and former employees who were employed by AB in the United States prior to October 2, 2000. During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. We began the process of settling benefits with vested participants and all lump sum disbursements elected by plan participants were distributed in December 2024 in the amount of $35.0 million. The remaining retirement plan participants who did not elect a lump sum disbursement elected to roll over their benefit to a group annuity contract from a qualified insurance company to administer all future payments. During the three months ended March 31, 2025, we settled all future obligations under the Retirement Plan and transferred the remaining benefit obligations to a qualified third party insurance provider under a group annuity contract. The final annuity premium transferred was $59.4 million. Following the settlement related to the annuity purchase, the plans funded status was in a deficit and the company funded an additional $1.7 million to cover all remaining obligations. As a result of the settlement, we recognized a non-cash settlement charge of approximately $20.8 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the condensed consolidated statements of income.

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of March 31, 2025 were $784.5 billion, down $7.7 billion, or 1.0%, compared to December 31, 2024, and up $25.8 billion, or 3.4%, compared to March 31, 2024. During the first quarter of 2025 AUM decreased due to market depreciation of $10.1 billion, offset by net inflows of $2.4 billion (Retail net inflows of $0.9 billion, Private Wealth net inflows of $0.8 billion and Institutional net inflows of $0.7 billion).

Institutional AUM increased $2.7 billion, or 0.8%, to $324.1 billion during the first quarter of 2025, primarily due to market appreciation of $1.6 billion and net inflows of $0.7 billion. Gross sales increased sequentially from $2.0 billion during the fourth quarter of 2024 to $4.6 billion during the first quarter of 2025. Redemptions and terminations decreased sequentially from $3.9 billion to $2.5 billion.

Retail AUM decreased $10.2 billion, or 3.1%, to $324.1 billion during the first quarter of 2025, due to market depreciation of $11.1 billion, offset by inflows of $0.9 billion. Gross sales decreased sequentially from $26.4 billion during the fourth quarter of 2024 to $25.7 billion during the first quarter of 2025. Redemptions and terminations increased sequentially from $20.5 billion to $22.2 billion.

Private Wealth AUM decreased $0.2 billion, or 0.1%, to $136.3 billion during the first quarter of 2025, due to market depreciation of $0.6 billion and a transfer of assets of $0.4 billion, offset by net inflows of $0.8 billion. Gross sales increased sequentially from $5.2 billion during the fourth quarter of 2024 to $5.8 billion during the first quarter of 2025. Redemptions and terminations increased sequentially from $4.8 billion to $5.0 billion.

Bernstein Research Services ("BRS") revenue decreased $96.2 million, or 100.0%, compared to the first quarter of 2024. The decrease was due to the deconsolidation of the BRS business and contribution of the business to the joint ventures, effective April 1, 2024.

Net revenues of $1.1 billion for the first quarter of 2025 decreased $23.5 million, or 2.1%, compared to the first quarter of 2024. The decrease was primarily due to lower BRS revenues of $96.2 million resulting from the BRS deconsolidation, higher investment losses of $32.3 million and lower net dividend and interest revenues of $4.0 million, partially offset by higher investment advisory base fees of $63.6 million, higher distribution revenues $33.3 million and higher performance-based fees of $7.1 million.

Operating expenses for the first quarter of 2025 decreased $17.9 million, or 2.1%, to $844.2 million from $862.2 million in the first quarter of 2024. The decrease was primarily due to lower employee compensation and benefits expense $32.2 million, lower interest on borrowings of $10.2 million and lower contingent payment arrangements of $2.5 million, partially offset by higher promotion and servicing expense of $17.6 million and higher general and administrative ("G&A") expense of $10.0 million.

Operating income decreased $5.6 million, or 2.3%, to $236.4 million from $242.0 million in the first quarter of 2024 and our operating margin increased to 21.8% in the first quarter of 2025 from 21.2% in the first quarter of 2024.

Market Environment

U.S. Equities
US equity indices posted losses in the first quarter of 2025, with the market-cap weighted S&P 500 returning -4.3% (including dividends), primarily due to steep declines in the information technology and consumer discretionary sectors. However, sectors like energy and healthcare showed strength, helping to mitigate the impact on the equal-weighted S&P 500 index which saw modestly negative returns of -0.6% during the quarter. Growth underperformed value-oriented sectors during the first quarter of 2025, as investors reassessed their expectations around artificial intelligence (“AI”) including U.S. leadership in the industry and potential returns on investment in AI projects. Small-capitalization stocks underperformed large-capitalization stocks, influenced by the new administration's proposed trade tariffs and efforts to curb public sector spending, which impacted consumer sentiment and the overall outlook for the U.S. economy. In March, the U.S. Federal Reserve (“Fed”) adjusted its forecasts, lowering the U.S. growth forecast for 2025 to 1.7% from the previous estimate of 2.1%. Additionally, the Federal Reserve raised its inflation outlook to 2.7% from 2.5%.

Index
Global and Non-U.S. Equities
Record-high valuations in U.S. equities, combined with a dimming economic outlook for the U.S., triggered a rotation cycle that favored non-U.S. equities. In the Eurozone, an improved growth forecast supported by expectations of accommodative fiscal spending propelled the MSCI Eurozone to a return of +7.6% in the first quarter of 2025 (in local currency terms). U.K. equities also benefited from this rotation trade, with the MSCI U.K. delivering +6.4% (in local currency terms) during the same period. Conversely, the Japanese equity market experienced a decline in Q1, closing the quarter with a negative return of -3.4% for the TOPIX index in Yen terms. Selling pressure in Japanese equities was fueled by uncertainties surrounding tariff policies and growing concerns about the potential for a U.S. recession. Asia ex Japan equities saw modest gains with varying performance across markets. Chinese shares surged in the quarter, buoyed by government stimulus measures such as interest rate cuts, support for the property sector, and liquidity injections, which helped stabilize the economy and boost investor confidence. Despite the backdrop of trade tariffs and U.S. policy uncertainties, a decline in the U.S. 10-year Treasury yield and a weaker dollar provided support for emerging market equities.

Global Bonds
Despite heightened rates volatility driven by inflationary pressures and uncertainty surrounding fiscal and monetary policies, bonds served as a safe haven during the first quarter of 2025. The Bloomberg U.S. Aggregate index delivered a return of +2.8%, showcasing the divergence across government and corporate bonds. U.S. treasury yields declined and prices rose, reflecting subdued U.S. growth expectations and government spending reductions. In contrast, the fiscal spending outlook for European countries eased on account of higher defense spending expectations and a pro-growth agenda. The new German government's expansionary fiscal proposals pushed German bond yields higher. Japanese government bonds faced challenges as yields rose amid robust GDP growth and increasing inflation. Weakening corporate fundamentals and balance sheets resulted in wider spreads, prompting a flight to quality where investment-grade corporate bonds outperformed high-yield counterparts.

Relationship with EQH and its Subsidiaries

EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. During the second quarter of 2023, Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), committed to an additional $10 billion in permanent capital to build out AB's private illiquid offerings, including private alternatives and private placements, deployment of which is approximately 40% complete. The initial $10 billion commitment from 2021 has been fully deployed. We expect this anticipated capital from EQH's insurance subsidiaries will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, included in the initial $10 billion commitment by EQH is $750 million in capital deployed through AB CarVal.

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

Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2025	2024	$ Change	% Change
	(in billions)

Institutions	$324.1	$322.5	$1.6	0.5%
Retail	324.1	308.0	16.1	5.2
Private Wealth	136.3	128.2	8.1	6.3
Total	$784.5	$758.7	$25.8	3.4%

Index
Assets under management by investment service are as follows:

	As of March 31,
	2025	2024	$ Change	% Change
	(in billions)
Equity
Actively Managed	$249.0	$264.1	$(15.1)	(5.7)%
Passively Managed(1)	65.8	64.7	1.1	1.6
Total Equity	314.8	328.8	(14.0)	(4.3)

Fixed Income
Actively Managed
Taxable	211.6	212.1	(0.5)	(0.2)
Tax–exempt	78.4	64.0	14.4	22.4
	290.0	276.1	13.9	5.0
Passively Managed(1)	10.1	11.2	(1.1)	(8.8)
Total Fixed Income	300.1	287.3	12.8	4.5

Alternatives/Multi-Asset Solutions(2)
Actively Managed	158.5	133.1	25.4	19.1
Passively Managed(1)	11.1	9.5	1.6	17.0
Total Alternatives/Multi-Asset Solutions	169.6	142.6	27.0	19.0
Total	$784.5	$758.7	$25.8	3.4%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Changes in assets under management for the three-month and twelve-month periods ended March 31, 2025 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of December 31, 2024	$321.4	$334.3	$136.5	$792.2
Long-term flows:
Sales/new accounts	4.6	25.7	5.8	36.1
Redemptions/terminations	(2.5)	(22.2)	(5.0)	(29.7)
Cash flow/unreinvested dividends	(1.4)	(2.6)	—	(4.0)
Net long-term inflows	0.7	0.9	0.8	2.4
Transfers	0.4	—	(0.4)	—
Market appreciation (depreciation)	1.6	(11.1)	(0.6)	(10.1)
Net change	2.7	(10.2)	(0.2)	(7.7)
Balance as of March 31, 2025	$324.1	$324.1	$136.3	$784.5

Balance as of March 31, 2024	$322.5	$308.0	$128.2	$758.7
Long-term flows:
Sales/new accounts	14.3	101.8	21.1	137.2
Redemptions/terminations	(14.1)	(77.0)	(19.9)	(111.0)
Cash flow/unreinvested dividends	(11.9)	(14.6)	—	(26.5)
Net long-term (outflows) inflows	(11.7)	10.2	1.2	(0.3)
Adjustments(1)	—	—	0.7	0.7
Transfers	0.5	(0.1)	(0.4)	—
Market appreciation	12.8	6.0	6.6	25.4
Net change	1.6	16.1	8.1	25.8
Balance as of March 31, 2025	$324.1	$324.1	$136.3	$784.5

(1) This adjustment is due to a change in fee policy related to certain fixed income assets effective October 1, 2024.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2024	$263.4	$68.3	$209.3	$76.2	$10.3	$164.7	$792.2
Long-term flows:
Sales/new accounts	13.2	0.5	12.4	5.8	—	4.2	36.1
Redemptions/terminations	(13.9)	(0.1)	(10.9)	(3.5)	(0.1)	(1.2)	(29.7)
Cash flow/unreinvested dividends	(1.8)	(0.2)	(2.9)	0.1	(0.4)	1.2	(4.0)
Net long-term (outflows) inflows	(2.5)	0.2	(1.4)	2.4	(0.5)	4.2	2.4
Market (depreciation) appreciation	(11.9)	(2.7)	3.7	(0.2)	0.3	0.7	(10.1)
Net change	(14.4)	(2.5)	2.3	2.2	(0.2)	4.9	(7.7)
Balance as of March 31, 2025	$249.0	$65.8	$211.6	$78.4	$10.1	$169.6	$784.5

Balance as of March 31, 2024	$264.1	$64.7	$212.1	$64.0	$11.2	$142.6	$758.7
Long-term flows:
Sales/new accounts	50.5	1.3	44.7	24.8	—	15.9	137.2
Redemptions/terminations	(53.9)	(0.6)	(37.9)	(12.2)	(0.6)	(5.8)	(111.0)
Cash flow/unreinvested dividends	(17.0)	(3.8)	(1.8)	0.4	(0.8)	(3.5)	(26.5)
Net long-term (outflows) inflows	(20.4)	(3.1)	5.0	13.0	(1.4)	6.6	(0.3)
Adjustments(3)	—	—	0.2	0.5	—	—	0.7
Transfers	—	—	(12.1)	—	—	12.1	—
Market appreciation	5.3	4.2	6.4	0.9	0.3	8.3	25.4
Net change	(15.1)	1.1	(0.5)	14.4	(1.1)	27.0	25.8
Balance as of March 31, 2025	$249.0	$65.8	$211.6	$78.4	$10.1	$169.6	$784.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services
(3)This adjustment is due to a change in fee policy related to certain fixed income assets effective October 1, 2024.

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month and twelve-month periods ended March 31, 2025 are as follows:

	Periods Ended March 31, 2025
	Three-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(2.5)	$(20.4)
Fixed Income	1.0	18.0
Alternatives/Multi-Asset Solutions	4.2	5.7
Total Actively Managed	2.7	3.3

Passively Managed
Equity	0.2	(3.1)
Fixed Income	(0.5)	(1.4)
Alternatives/Multi-Asset Solutions	—	0.9
Total Passively Managed	(0.3)	(3.6)
Total net long-term inflows (outflows)	$2.4	$(0.3)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$325.2	$317.8	$7.4	2.3%
Retail	334.4	296.9	37.5	12.6
Private Wealth	137.9	124.2	13.7	11.1
Total	$797.5	$738.9	$58.6	7.9%
Investment Service:
Equity Actively Managed	$261.8	$254.2	$7.6	3.0%
Equity Passively Managed(1)	68.4	63.8	4.6	7.3
Fixed Income Actively Managed – Taxable	211.5	209.3	2.2	1.0
Fixed Income Actively Managed – Tax-exempt	77.7	62.5	15.2	24.3
Fixed Income Passively Managed(1)	10.3	11.2	(0.9)	(8.2)
Alternatives/Multi-Asset Solutions(2)	167.8	137.9	29.9	21.6
Total	$797.5	$738.9	$58.6	7.9%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Our Institutional channel first quarter average AUM of $325.2 billion increased $7.4 billion, or 2.3%, compared to the first quarter of 2024, while Institutional channel first quarter ending AUM increased $1.6 billion, or 0.5%, to $324.1 billion from March 31, 2024. The $1.6 billion increase in AUM resulted primarily from market appreciation of $12.8 billion, offset by net outflows of $11.7 billion from March 31, 2024. The difference between the changes in average and ending Institutional channel first quarter AUM is primarily due to heightened market depreciation in March of 2025 of $5.2 billion.

Index

Our Retail channel first quarter average AUM of $334.4 billion increased $37.5 billion, or 12.6%, compared to the first quarter of 2024, while Retail channel first quarter ending AUM increased $16.1 billion, or 5.2%, to $324.1 billion from March 31, 2024. The $16.1 billion increase resulted primarily from market appreciation of $6.0 billion and net inflows of $10.2 billion from March 31, 2024. The difference between the changes in average and ending Retail channel first quarter AUM is primarily due to heightened market depreciation in March of 2025 of $12.9 billion.

Our Private Wealth channel first quarter average AUM of $137.9 billion increased $13.7 billion, or 11.1%, compared to the first quarter of 2024, while Private Wealth channel first quarter ending AUM increased $8.1 billion, or 6.3%, to $136.3 billion from March 31, 2024. The $8.1 billion increase resulted from market appreciation of $6.6 billion and net inflows of $1.2 billion from March 31, 2024. The difference between the changes in average and ending Private Wealth channel first quarter AUM is primarily due to heightened market depreciation in March of 2025 of $3.6 billion.

Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2025 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Income (fixed income)
Absolute return	7.0%	2.9%	4.0%
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	2.2	2.4	4.4
High Income (fixed income)
Absolute return	7.6	5.8	8.5
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(1.5)	(0.3)	1.0
Global Plus - Hedged (fixed income)
Absolute return	4.2	1.6	1.5
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(0.4)	—	1.0
Intermediate Municipal Bonds (fixed income)
Absolute return	2.8	2.6	2.2
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.3	0.6	0.9
U.S. Core Plus (fixed income)
Absolute return	6.5	1.4	1.0
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.6	0.8	1.4
Emerging Market Debt (fixed income)
Absolute return	9.1	4.0	5.2
Relative return (vs. JPM EMBI Global/JPM EMBI)	2.4	0.8	1.9
Sustainable Global Thematic
Absolute return	(4.9)	0.4	12.3
Relative return (vs. MSCI ACWI Index)	(12.0)	(6.6)	(2.9)
International Strategic Core Equity
Absolute return	13.1	8.1	11.9
Relative return (vs. MSCI EAFE Index)	8.3	2.0	0.1
U.S. Small & Mid Cap Value
Absolute return	(2.4)	3.3	18.6
Relative return (vs. Russell 2500 Value Index)	(1.0)	1.1	2.0
U.S. Large Cap Value
Absolute return	5.7	9.9	19.1
Relative return (vs. Russell 1000 Value Index)	(1.5)	3.2	2.9
U.S. Small Cap Growth
Absolute return	(7.0)	(1.6)	9.9

Index

	1-Year	3-Year(1)	5-Year(1)
Relative return (vs. Russell 2000 Growth Index)	(2.2)	(2.4)	(0.9)
U.S. Large Cap Growth
Absolute return	2.2	8.9	17.3
Relative return (vs. Russell 1000 Growth Index)	(5.5)	(1.2)	(2.7)
U.S. Small & Mid Cap Growth
Absolute return	(8.6)	(0.9)	10.4
Relative return (vs. Russell 2500 Growth Index)	(2.2)	(1.4)	(1.0)
Concentrated U.S. Growth
Absolute return	(0.2)	3.9	14.6
Relative return (vs. S&P 500 Index)	(8.4)	(5.2)	(4.0)
Select U.S. Equity
Absolute return	11.3	10.6	19.9
Relative return (vs. S&P 500 Index)	3.0	1.5	1.3
Strategic Equities
Absolute return	4.8	8.5	17.9
Relative return (vs. Russell 3000 Index)	(2.5)	0.3	(0.3)
Global Core Equity
Absolute return	6.4	6.0	13.0
Relative return (vs. MSCI ACWI Index)	(0.8)	(0.9)	(2.2)
U.S. Strategic Core Equity
Absolute return	10.1	11.0	17.1
Relative return (vs. S&P 500 Index)	1.8	1.9	(1.5)
Select U.S. Equity Long/Short
Absolute return	10.2	8.1	12.9
Relative return (vs. S&P 500 Index)	2.0	(1.0)	(5.7)
Global Strategic Core Equity
Absolute return	10.0	9.6	15.1
Relative return (vs. S&P 500 Index)	2.9	2.1	(1.1)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,080,607	$1,104,151	$(23,544)	(2.1)%
Expenses	844,238	862,154	(17,916)	(2.1)
Operating income	236,369	241,997	(5,628)	(2.3)
Income taxes	14,675	16,042	(1,367)	(8.5)
Net income	221,694	225,955	(4,261)	(1.9)
Net income of consolidated entities attributable to non-controlling interests	895	8,028	(7,133)	(88.9)
Net income attributable to AB Unitholders	$220,799	$217,927	$2,872	1.3%

Distributions per AB Unit	$0.88	$0.81	$0.07	8.6%

Operating margin (1)	21.8%	21.2%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended March 31, 2025 increased $2.9 million, or 1.3%, from the three months ended March 31, 2024. The increase primarily is due to (in millions):

Higher base advisory fees	$63.6
Higher distribution revenues	33.3
Lower employee compensation and benefits expense	32.2
Lower interest on borrowings	10.2
Higher performance-based fees	7.1
Lower net gains of consolidated entities attributable to non-controlling interest	7.1
Higher other revenue	4.9
Lower Bernstein Research Services revenue	(96.2)
Higher investment losses	(32.3)
Higher promotion and servicing expense	(17.6)
Higher general and administrative expense	(10.0)
Other	0.6
$2.9

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2025 expired at the close of business on April 23, 2025. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Index
Cash Distributions

We are required to distribute all of our Available Cash Flow, as defined in the AB Partnership Agreement, to our Unitholders and the General Partner. Available Cash Flow typically is the adjusted net income per Unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will continue to be based on adjusted net income per unit, unless management determines, with concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 6 to our condensed consolidated financial statements contained in Item 1 for a description of Available Cash Flow.

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

We provide the non-GAAP measures "adjusted net income" and "adjusted net income per unit" because our quarterly distribution per unit is typically our adjusted net income per unit (which is derived from adjusted net income).

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

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,080,607	$1,104,151
Adjustments:
Distribution-related adjustments:
Distribution revenues	(199,020)	(165,690)
Investment advisory services fees	(21,796)	(19,090)
Pass-through adjustments:
Investment advisory services fees	(12,756)	(15,513)
Other revenues	(15,835)	(8,761)
Impact of consolidated company-sponsored investment funds	85	(8,374)
Incentive compensation-related items	856	(2,547)
Equity loss on JVs	6,073	—
Adjusted net revenues	$838,214	$884,176

Index

	Three Months Ended March 31,
	2025	2024
Operating income, US GAAP basis	$236,369	$241,997
Adjustments:
Real estate	—	(206)
Incentive compensation-related items	258	1,097
EQH award compensation	246	215
Retirement plan settlement loss	20,756	—
Acquisition-related expenses	12,803	14,981
Equity loss on JVs	6,073	—
Total of non-GAAP adjustments before interest on borrowings	40,136	16,087
Interest on borrowings	7,138	17,370
Sub-total of non-GAAP adjustments	47,274	33,457
Less: Net income of consolidated entities attributable to non-controlling interests	895	8,028
Adjusted operating income	282,748	267,426
Less: Interest on borrowings	7,138	17,370
Adjusted pre-tax income	275,610	250,056
Less: Adjusted income taxes	17,115	16,529
Adjusted net income	$258,495	$233,527

Net income per AB Unit, GAAP basis	$0.75	$0.75
Impact of non-GAAP adjustments	0.13	0.06
Adjusted net income per AB Unit	$0.88	$0.81

Operating margin, GAAP basis	21.8%	21.2%
Impact of non-GAAP adjustments	11.9	9.1
Adjusted operating margin	33.7%	30.3%

Adjusted operating income for the three months ended March 31, 2025 increased $15.3 million, or 5.7%, from the three months ended March 31, 2024, primarily due to higher investment advisory base fees of $58.2 million, lower employee compensation and benefits expense of $27.5 million, lower general and administrative ("G&A") expense of $17.0 million, lower promotion and servicing expense of $16.8 million and higher performance-based fees of $12.6 million, partially offset by lower BRS revenues of $96.2 million due to the BRS deconsolidation, higher investment losses of $14.4 million and lower net dividend and interest revenues of $3.8 million.

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
We adjust investment advisory and services fees and other revenues for pass through costs, primarily related to our transfer agent and shareholder servicing fees. Also, we adjust for certain investment advisory and services fees passed through to our

Index
investment advisors. These fees do not affect operating income, as such, we exclude these fees from adjusted net revenues. We also adjust for certain pass through costs associated with the transition of services to the JVs entered into with Societe Generale ("SocGen"). These amounts are expensed by us and passed to the JVs for reimbursement. These fees do not affect operating income, as such, we exclude these fees from adjusted net revenues
We adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such consolidated company-sponsored investment funds and AB's investment gains and losses on its investments in such consolidated company-sponsored investment funds that were eliminated in consolidation.
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
Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) the equity compensation paid by EQH to certain AB executives, (4) retirement plan settlement loss, (5) acquisition-related expenses, (6) equity (income) loss on JVs, (7) interest on borrowings and (8) the impact of consolidated company-sponsored investment funds.
Real estate charges (credits) incurred during the fourth quarter of 2019 through the fourth quarter of 2020, while excluded in the period in which the charges (credits) were recorded, were included ratably over the remaining applicable lease term.
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

Index
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

Adjusted Net Income per AB Unit

As previously discussed, our quarterly distribution is typically our adjusted net income per Unit (which is derived from adjusted net income) for the quarter multiplied by the number of general and limited partnership interests outstanding at the end of the quarter. Adjusted net income is derived from adjusted operating income less interest expense and adjusted income taxes. Adjusted income taxes, used in calculating adjusted net income, are calculated using the GAAP effective tax rate adjusted for non-GAAP income tax adjustments.

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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$151,293	$151,389	$(96)	(0.1)%
Performance-based fees	20,576	5,822	14,754	n/m
	171,869	157,211	14,658	9.3
Retail:
Base fees	391,887	351,361	40,526	11.5
Performance-based fees	517	2,640	(2,123)	(80.4)
	392,404	354,001	38,403	10.8
Private Wealth:
Base fees	274,686	251,489	23,197	9.2
Performance-based fees	16,153	21,704	(5,551)	(25.6)
	290,839	273,193	17,646	6.5
Total:
Base fees	817,866	754,239	63,627	8.4
Performance-based fees	37,246	30,166	7,080	23.5
	855,112	784,405	70,707	9.0

Bernstein Research Services	—	96,222	(96,222)	(100.0)
Distribution revenues	199,020	165,690	33,330	20.1
Dividend and interest income	34,350	44,515	(10,165)	(22.8)
Investment gains	(20,538)	11,743	(32,281)	n/m
Other revenues	30,180	25,293	4,887	19.3
Total revenues	1,098,124	1,127,868	(29,744)	(2.6)
Less: broker-dealer related interest expense	17,517	23,717	(6,200)	(26.1)
Net revenues	$1,080,607	$1,104,151	$(23,544)	(2.1)%

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

Index
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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.9%, 7.2% and 0.3% of the assets we manage for private wealth clients, institutional clients and retail clients, respectively (in total, 4.5% of our AUM).

For the three months ended March 31, 2025, our investment advisory and services fees increased by $70.7 million, or 9.0%, from the three months ended March 31, 2024, due to a $63.6 million, or 8.4%, increase in base fees and a $7.1 million, or 23.5%, increase in performance-based fees. The increase in base fees is primarily due to a 7.9% increase in average AUM. Performance-based fees increased primarily due to higher performance fees earned on our International Small Cap and U.S. Select Equity, partially offset by lower performance fees earned on our Strategic Equities Large Cap, U.S. Select Equity Long/Short, Private Credit, Emerging Markets Value and Global Multi-Strategy.

Institutional base fees for the three months ended March 31, 2025 decreased slightly by $0.1 million, or 0.1%, from the three months ended March 31, 2024, primarily due to a slight decrease in portfolio fee rate, partially offset by a 2.3% increase in average AUM. Retail base fees for the three months ended March 31, 2025 increased $40.5 million, or 11.5%, from the three months ended March 31, 2024, primarily due to a 12.6% increase in average AUM. Private Wealth base fees for the three months ended March 31, 2025 increased $23.2 million, or 9.2%, from the three months ended March 31, 2024, primarily due to a 11.1% increase in average AUM.

Bernstein Research Services

Bernstein Research Services revenue decreased $96.2 million, or 100.0%, compared to the first quarter of 2024 due to the deconsolidation of the BRS business and contribution of the business to the JVs, effective April 1, 2024.
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

Distribution revenues for the three months ended March 31, 2025 increased $33.3 million, or 20.1%, compared to the three months ended March 31, 2024, primarily due to the corresponding average AUM of these mutual funds increasing 16.4% and a shift in product mix to mutual funds that have higher distribution rates.

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

Index

For the three months ended March 31, 2025, dividend and interest income decreased $10.2 million, or 22.8%, compared to the three months ended March 31, 2024, primarily due to lower interest earned on U.S. Treasury Bills and customer margin accounts, as a result of lower interest rates. Broker-dealer related interest expense for the three months ended March 31, 2025 decreased $6.2 million, or 26.1%, compared to the three months ended March 31, 2024, primarily due to lower interest paid on cash balances in customers' brokerage accounts, as a result of lower interest rates.

Investment Gains (Losses)

Investment gains (losses) consist primarily of realized and unrealized investment gains or losses on: (i) employee long-term incentive compensation-related investments, (ii) U.S. Treasury Bills, (iii) seed capital investments, (iv) derivatives and (v) investments in our consolidated company-sponsored investment funds. Investment gains (losses) also include equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage and equity gains (losses) related to our equity investments in JVs.

Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$966	$7,089
Unrealized (losses)	(1,648)	(4,481)

Investments held by consolidated company-sponsored investment funds:
Realized gains (losses)	293	(1,416)
Unrealized (losses) gains	(1,744)	7,481

Seed capital and other investments:
Realized gains (losses):
Seed capital and other	3,604	362
Derivatives	(11,660)	(10,312)
Unrealized (losses) gains:
Seed capital and other	(3,010)	7,977
Derivatives	(1,022)	5,455

Brokerage-related investments:
Realized gains (losses)	41	(480)
Unrealized (losses) gains	(285)	68

Equity investment in JVs:
Equity (loss)	(6,073)	—
	$(20,538)	$11,743

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the General Accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2025 increased $4.9 million, or 19.3%, compared to the three months ended March 31, 2024, primarily due to certain reimbursements for services provided to the JVs, partially offset by lower shareholder servicing fees.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$420,531	$452,772	$(32,241)	(7.1)%
Promotion and servicing:
Distribution-related payments	200,659	172,982	27,677	16.0
Amortization of deferred sales commissions	20,161	11,799	8,362	70.9
Trade execution, marketing, T&E and other	36,513	54,991	(18,478)	(33.6)
	257,333	239,772	17,561	7.3
General and administrative	147,935	137,910	10,025	7.3
Contingent payment arrangements	64	2,558	(2,494)	(97.5)
Interest on borrowings	7,138	17,370	(10,232)	(58.9)
Amortization of intangible assets	11,237	11,772	(535)	(4.5)
Total	$844,238	$862,154	$(17,916)	(2.1)%

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 38.9% and 41.0% for the three months ended March 31, 2025 and 2024, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted annual net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 0.9% and 1.0% of adjusted net revenues for the three months ended March 31, 2025 and March 31, 2024, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% for the three months ended March 31, 2025 and 49.0% for the three months ended March 31, 2024, respectively.

For the three months ended March 31, 2025, employee compensation and benefits expense decreased $32.2 million, or 7.1%, compared to the three months ended March 31, 2024, primarily due to lower base compensation of $32.1 million primarily driven by the BRS deconsolidation and lower fringe benefits of $8.8 million, partially offset by higher commissions of $6.1 million and higher incentive compensation of $3.5 million.

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

Index

Promotion and servicing expenses increased $17.6 million, or 7.3%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to higher distribution-related payments of $27.7 million and higher amortization of deferred sales commissions of $8.4 million, partially offset by lower trade execution and clearance expense of $16.4 million due to the BRS deconsolidation and lower travel and entertainment expenses of $1.2 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.7% and 12.5% for the three months ended March 31, 2025 and 2024, respectively. General and administrative expenses increased $10.0 million, or 7.3%, during the three months ended March 31, 2025 compared to the corresponding period in 2024, primarily due to a retirement plan settlement loss of $20.8 million in the current quarter and a one time gain in the prior year quarter related to the recognition of a $20.8 million government incentive grant received in connection with our headquarters relocation to Nashville, Tennessee. These were partially offset by lower office-related expenses of $18.5 million, lower other taxes of $5.8 million and lower professional fees of $4.3 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in current and previous periods, as well as accretion expense of these liabilities. During the three months ended March 31, 2025 and 2024, we recognized $0.1 million and $2.6 million in accretion expense related to our contingent considerations payable.

There were no changes in our estimates during the three months ended March 31, 2025 and 2024.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended March 31, 2025 interest on borrowings decreased $10.2 million, or 58.9%, compared to the three months ended March 31, 2024. The decrease was primarily due to lower weighted average interest rates and lower weighted average borrowings.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $0.5 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

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

Income tax expense for the three months ended March 31, 2025 decreased $1.4 million, or 8.5%, compared to the three months ended March 31, 2024. The decrease was primarily due to higher income in jurisdictions that carry a lower tax rate. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three months ended March 31, 2025.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended March 31, 2025, we had $0.9 million of net income of consolidated entities attributable to non-controlling interests compared to net

Index
income of $8.0 million for the three months ended March 31, 2024. The decrease is driven by lower net income of consolidated entities attributable to non-controlling interests. Period-to-period fluctuations result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first three months of 2025, net cash provided by operating activities was $148.8 million compared to net cash provided by operating activities of $353.7 million during the corresponding 2024 period. The decrease is primarily due to the net activity of our consolidated company-sponsored investment funds of $304.9 million, a decrease in accounts payable and accrued liabilities of $62.7 million and an increase in investments of $59.8 million, partially offset by a decrease in fees receivable of $134.9 million and a decrease in other assets of $93.1 million.

During the first three months of 2025, net cash used in investing activities was $7.5 million, compared to net cash provided by investing activities of $272.7 million during the corresponding 2024 period. The change is due to a $304.0 million equalization payment received related to the BRS joint venture transaction in the prior year period, offset by lower purchases of furniture, equipment and leasehold improvements of $23.8 million.

During the first three months of 2025, net cash used in financing activities was $190.7 million, compared to $556.7 million during the corresponding 2024 period. The change is primarily due to lower repayments of debt of $284.3 million and lower distributions to our consolidated funds of $244.8 million, partially offset by higher cash distributions to Unitholders of $93.6 million and a decrease in overdrafts payable of $45.7 million.

As of March 31, 2025, AB had $782.8 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consists primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $507.7 million.

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

Index

There have been no updates to our critical accounting estimates during the first quarter of 2025 from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2024.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, the impact of tariffs and potential disruptions in international trade on financial markets, product and account performance, asset levels and economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2024 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

Index
Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk during the first quarter of 2025 from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2024.
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the first quarter of 2025 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/25 - 1/31/25	—	$—	—	—
2/1/25 - 2/28/25	—	—	—	—
3/1/25 - 3/31/25(1)	4,080	37.77	—	—
Total	4,080	$37.77	—	—

Index
(1)During the first quarter of 2025, AB purchased 4,080 AB Units in private transactions and retired them.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the first quarter of 2025.

Index
Item 6.     Exhibits

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Simeone furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mr. Simeone furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 24, 2025	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

		By:	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer