Form 10-Q
period 2025-06-30
ALLIANCEBERNSTEIN L.P.
filed 2025-07-24
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of units of limited partnership interest outstanding as of June 30, 2025 was 292,080,593.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$839,184	$832,044
Cash and securities segregated, at fair value (cost: $479,982 and $495,391)	483,238	500,046
Receivables, net:
Brokers and dealers	42,719	33,772
Brokerage clients	1,494,584	1,432,372
AB funds fees	323,366	467,351
Other fees	158,897	159,336
Investments:
Equity method	270,069	286,721
Other	251,119	248,483
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	15,563	1,989
Investments	443,015	140,792
Other assets	26,892	14,801
Furniture, equipment and leasehold improvements, net	250,150	248,673
Goodwill	3,598,591	3,598,591
Intangible assets, net	192,584	215,054
Deferred sales commissions, net	176,610	182,707
Right-of-use assets	436,953	449,877
Other assets	249,552	259,318
Total assets	$9,253,086	$9,071,927

Index

	June 30, 2025	December 31, 2024
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$169,025	$162,570
Securities sold not yet purchased	707	—
Brokerage clients	1,885,055	1,933,843
AB mutual funds	1,941	830
Contingent consideration liability	8,520	9,385
Accounts payable and accrued expenses	422,738	426,675
Lease liabilities	500,046	512,615
Liabilities of consolidated company-sponsored investment funds	36,933	1,716
Accrued compensation and benefits	582,612	391,161
Debt	650,000	710,000
Total liabilities	4,257,577	4,148,795
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	261,791	48,489

Capital:
General Partner	47,832	49,519
Limited partners: 292,080,593 and 292,107,907 units issued and outstanding	4,831,485	4,999,616
Receivables from affiliates	(2,421)	(2,893)
AB Holding Units held for long-term incentive compensation plans	(94,436)	(62,366)
Accumulated other comprehensive (loss)	(50,377)	(110,581)
Partners’ capital attributable to AB Unitholders	4,732,083	4,873,295
Non-redeemable non-controlling interests in consolidated entities	1,635	1,348
Total capital	4,733,718	4,874,643
Total liabilities, non-controlling interest and capital	$9,253,086	$9,071,927

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Investment advisory and services fees	$843,978	$817,327	$1,699,090	$1,601,732
Bernstein research services	—	—	—	96,222
Distribution revenues	198,367	172,905	397,387	338,595
Dividend and interest income	36,137	43,986	70,487	88,501
Investment (losses)	(7,825)	(23,629)	(28,363)	(11,886)
Other revenues	33,912	39,167	64,092	64,460
Total revenues	1,104,569	1,049,756	2,202,693	2,177,624
Less: Broker-dealer related interest expense	15,662	21,813	33,179	45,530
Net revenues	1,088,907	1,027,943	2,169,514	2,132,094

Expenses:
Employee compensation and benefits	439,554	423,324	860,085	876,096
Promotion and servicing:
Distribution-related payments	197,521	179,908	398,180	352,890
Amortization of deferred sales commissions	21,150	13,348	41,311	25,147
Trade execution, marketing, T&E and other	40,819	40,940	77,332	95,931
General and administrative	148,018	145,732	295,953	283,642
Contingent payment arrangements	42	2,558	106	5,116
Interest on borrowings	8,463	11,313	15,601	28,683
Amortization of intangible assets	11,246	11,531	22,483	23,303
Total expenses	866,813	828,654	1,711,051	1,690,808

Operating income	222,094	199,289	458,463	441,286

Gain on divestiture	—	134,555	—	134,555
Non-operating income	—	134,555	—	134,555

Pre-tax income	222,094	333,844	458,463	575,841

Income taxes	14,806	20,092	29,481	36,134

Net income	207,288	313,752	428,982	539,707

Net (loss) income of consolidated entities attributable to non-controlling interests	(3,179)	4,180	(2,284)	12,208

Net income attributable to AB Unitholders	$210,467	$309,572	$431,266	$527,499

Net income per AB Unit	$0.71	$1.07	$1.46	$1.82

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$207,288	$313,752	$428,982	$539,707
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax	26,278	(1,579)	37,027	(11,888)
Less: reclassification adjustment for (losses) included in net income upon liquidation	—	(10,197)	—	(10,197)
Foreign currency translation adjustments, before tax	26,278	8,618	37,027	(1,691)
Income tax (expense) benefit	(240)	(54)	(185)	55
Foreign currency translation adjustments, net of tax	26,038	8,564	36,842	(1,636)
Changes in employee benefit related items:
Amortization of prior service cost	—	6	611	12
Recognized actuarial (loss) gain	—	(110)	—	559
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation	—	—	(22,898)	—
Changes in employee benefit related items	—	(104)	23,509	571
Income tax (expense)	—	(2)	(147)	(7)
Employee benefit related items, net of tax	—	(106)	23,362	564
Other comprehensive income (loss)	26,038	8,458	60,204	(1,072)
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(3,179)	4,180	(2,284)	12,208
Comprehensive income attributable to AB Unitholders	$236,505	$318,030	$491,470	$526,427

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General Partner’s Capital
Balance, beginning of period	$48,395	$45,325	$49,519	$45,388
Net income	2,104	3,096	4,312	5,275
Cash distributions to General Partner	(2,596)	(2,351)	(5,992)	(4,816)
Long-term incentive compensation plans activity	(15)	(11)	(22)	56
(Retirement) issuance of AB Units, net	(56)	(179)	15	(23)
Balance, end of period	47,832	45,880	47,832	45,880
Limited Partners' Capital
Balance, beginning of period	4,888,248	4,584,317	4,999,616	4,590,619
Net income	208,363	306,476	426,954	522,224
Cash distributions to Unitholders	(256,812)	(232,714)	(593,043)	(476,293)
Long-term incentive compensation plans activity	(1,444)	(1,177)	(2,178)	5,497
(Retirement) issuance of AB Units, net	(6,870)	(17,755)	136	(2,900)
Balance, end of period	4,831,485	4,639,147	4,831,485	4,639,147
Receivables from Affiliates
Balance, beginning of period	(3,411)	(4,686)	(2,893)	(4,490)
Long-term incentive compensation awards expense	427	291	673	506
Capital contributions from (to) AB Holding	563	573	(201)	162
Balance, end of period	(2,421)	(3,822)	(2,421)	(3,822)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(91,369)	(95,859)	(62,366)	(76,363)
Purchases of AB Holding Units to fund long-term compensation plans, net	(14,171)	(28,237)	(43,646)	(33,789)
Retirement of AB Units, net	7,579	19,110	347	3,627
Long-term incentive compensation awards expense	2,829	11,618	10,137	20,379
Re-valuation of AB Holding Units held in rabbi trust	696	756	1,092	(6,466)
Balance, end of period	(94,436)	(92,612)	(94,436)	(92,612)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(76,415)	(115,894)	(110,581)	(106,364)
Foreign currency translation adjustment, net of tax	26,038	8,564	36,842	(1,636)
Changes in employee benefit related items, net of tax	—	(106)	23,362	564
Balance, end of period	(50,377)	(107,436)	(50,377)	(107,436)
Total Partners' Capital attributable to AB Unitholders	4,732,083	4,481,157	4,732,083	4,481,157
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	2,504	4,480	1,348	4,572
Net (loss) income	(611)	1,450	533	1,568
Distributions to non-controlling interests, net	(274)	(2,485)	(274)	(2,695)
Contributions from non-controlling interest	16	95	28	95
Balance, end of period	1,635	3,540	1,635	3,540
Total Capital	$4,733,718	$4,484,697	$4,733,718	$4,484,697
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income	$428,982	$539,707

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	41,311	25,147
Non-cash long-term incentive compensation expense	10,809	20,885
Depreciation and other amortization	43,003	46,319
Unrealized (gains) on investments	(3,823)	(5,944)
Equity in losses of equity method investments	16,652	27,893
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(165)	(11,527)
(Gain) on divestiture	—	(134,555)
Non-cash lease expense	35,085	57,705
Retirement plan loss	20,756	—
Retirement plan funding	(1,700)	—
Other, net	3,828	15,017
Changes in assets and liabilities:
Decrease in securities, segregated	16,808	276,098
Decrease in receivables	69,369	33,358
Decrease in investments	2,156	27,092
(Increase) in deferred sales commissions	(35,214)	(62,552)
Decrease (increase) in other assets	14,872	(47,392)
(Increase) decrease in other assets of consolidated company-sponsored investment funds	(12,091)	21,623
Increase (decrease) in other liabilities of consolidated company-sponsored investment funds	35,217	(11,084)
(Increase) decrease in investments of consolidated company-sponsored investment funds	(302,058)	155,631
(Decrease) in payables	(36,650)	(269,927)
(Decrease) increase in accounts payable and accrued expenses	(11,975)	64,332
Increase in accrued compensation and benefits	187,325	212,993
Cash payments to relieve operating lease liabilities	(32,682)	(34,911)
Net cash provided by operating activities	489,815	945,908
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(18,157)	(56,565)
Divestiture of business (includes $304.0 million in cash proceeds)	—	(40,196)
Capital contribution to equity method investments	—	(39,401)
Debt repayment from equity method investments	—	86,200
Net cash contribution (to) affiliates	—	(752)
Net cash (used in) investing activities	(18,157)	(50,714)

Index

	Six Months Ended June 30,
	2025	2024

Cash flows from financing activities:
(Repayment of) debt, net	(60,000)	(534,316)
Decrease in overdrafts payable	—	(2)
Distributions to General Partner and Unitholders	(599,035)	(481,109)
Terminations (redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	215,586	(113,373)
Capital contributions (to) AB Holding	(1,307)	—
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(43,646)	(33,789)
Other, net	(3,318)	(5,603)
Net cash (used in) financing activities	(491,720)	(1,168,192)

Effect of exchange rate changes on cash and cash equivalents	40,776	(12,665)

Net increase (decrease) in cash and cash equivalents	20,714	(285,663)
Cash and cash equivalents as of beginning of the period	834,033	1,160,889
Cash and cash equivalents as of end of the period	$854,747	$875,226

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

Index
As of June 30, 2025, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	61.9%
AB Holding	37.5
Unaffiliated holders	0.6
100.0%

During the second quarter of 2025, EQH announced the final results of its cash tender offer to purchase up to 46,000,000 AB Holding Units. A total of 19,682,946 AB Holding Units, equaling a 17.9% economic interest in AB Holding, were properly tendered. After giving effect to such purchase, including both the general partnership and limited partnership interest in AB Holding and AB, EQH now has an approximate 68.6% economic interest in AB as of June 30, 2025. See Note 19, Subsequent Events for additional details.

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

Subsequent Events

We have evaluated subsequent events through the date that these financial statements were filed with the SEC. See Note 19, Subsequent Events for further details.

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
Reclassification
Amounts previously presented on the consolidated statement of cash flow as "other assets and liabilities of company-sponsored investment funds, net" are now presented as "other assets of company-sponsored investment funds" and "other liabilities of company-sponsored investment funds." Prior period amounts previously presented as such have been reclassified to conform to the current periods presentation.

3. Revenue Recognition

Revenues for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$805,319	$774,017	$1,623,185	$1,528,256
Performance-based fees	38,659	43,310	75,905	73,476
Bernstein research services (1)	—	—	—	96,222
Distribution revenues
All-in-management fees	86,926	81,680	175,370	160,104
12b-1 fees	15,248	16,569	31,500	33,174
Other distribution fees	96,193	74,656	190,517	145,317
Other revenues
Shareholder servicing fees	21,278	22,356	37,920	44,019
JV related revenues (2)	9,013	12,977	18,347	12,977
Other	3,349	3,637	7,112	7,457
	1,075,985	1,029,202	2,159,856	2,101,002
Not subject to contracts with customers:
Dividend and interest income, net of broker-dealer related interest expense	20,475	22,173	37,308	42,971
Investment (losses)	(7,825)	(23,629)	(28,363)	(11,886)
Other revenues	272	197	713	7
	12,922	(1,259)	9,658	31,092
Total net revenues	$1,088,907	$1,027,943	$2,169,514	$2,132,094
(1) Effective April 1, 2024, AB deconsolidated the Bernstein Research Services business.
(2) We maintain certain service level agreements and recognize revenues associated with these transactions in connection with our investment in the JVs.

Index
4.    Long-term Incentive Compensation Plans

AB has several unfunded, non-qualified long-term incentive compensation plans, under which we grant awards of restricted units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”) to employees, generally in the fourth quarter, and to members of the Board of Directors of the General Partner, who are not employed by our company or by any of our affiliates (“Eligible Directors”).

AB Holding Units are maintained in a consolidated rabbi trust either by purchasing AB Holding Units on the open market or by purchasing newly-issued AB Holding Units from AB Holding until delivering them or retiring them. In accordance with the Amended and Restated Agreement of Limited Partnership of AB (“AB Partnership Agreement”), when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

Repurchases of AB Holding Units for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.4	0.9	1.2	1.0
Total Cash Paid for AB Holding Units Purchased (1)	$13.2	$29.0	$43.7	$33.3
Open Market Purchases of AB Holding Units Purchased (1)	0.3	0.6	1.0	0.6
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$12.3	$21.5	$38.4	$21.5
(1)    Purchased on a trade date basis. The difference between open-market purchases and total amount of units purchased reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Purchases of AB Holding Units reflected on the condensed consolidated statements of cash flows are net of AB Holding Unit purchases by employees as part of a distribution reinvestment election.

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the second quarter of 2025. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of both 2025 and 2024, we awarded to employees and Eligible Directors 1.2 million restricted AB Holding Unit awards. We use AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these awards.

Index
5.     Net Income per Unit

Net income per Unit is derived by reducing net income for the 1.0% general partnership interest and dividing the remaining 99.0% by the weighted average number of limited partnership units outstanding for each period. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$210,467	$309,572	$431,266	$527,499

Weighted average limited partnership Units outstanding	292,064	287,192	292,125	287,034

Net income per AB Unit	$0.71	$1.07	$1.46	$1.82

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

On July 24, 2025, the General Partner declared a distribution of $0.84 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2025. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on August 14, 2025 to holders of record on August 4, 2025.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2025 and December 31, 2024, $481.8 million and $499.2 million, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

Index
8.     Investments

Investments consist of:

	June 30, 2025	December 31, 2024
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$29,193	$31,934
Seed capital	160,591	169,502
Other	272	388
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	19,653	10,831
Seed capital	22,690	18,397
Equity method investments:
Joint ventures	267,217	286,721
Other equity method investments	2,852	—
Time deposits	6,847	6,100
Other	11,873	11,331
Total investments	$521,188	$535,204

Total investments related to long-term incentive compensation obligations of $48.8 million and $42.8 million as of June 30, 2025 and December 31, 2024, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of June 30, 2025 and December 31, 2024, our total seed capital investments were $369.7 million and $294.7 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

Equity method investments on the condensed consolidated statement of financial condition, including our investment in two joint ventures and a reinsurance sidecar, are accounted for under the equity method of accounting. AB owns a 66.7% majority interest in a North American JV ("NA JV") and a 49.0% interest in a joint venture outside of North America (and together the "JVs"). AB owns a 20.9% investment in Ruby RE, a reinsurance sidecar.

Index
The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net gains recognized during the period	$10,495	$986	$10,408	$12,044
Less: net gains (losses) recognized during the period on equity securities sold during the period	1,197	(1,362)	5,767	6,027
Unrealized gains recognized during the period on equity securities held	$9,298	$2,348	$4,641	$6,017

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

The notional value and fair value as of June 30, 2025 and December 31, 2024 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
June 30, 2025:
Exchange-traded futures	$195,436	$323	$2,582
Currency forwards	82,138	4,936	7,273
Interest rate swaps	12,199	89	118
Credit default swaps	361,851	11,086	20,047
Total return swaps	183,560	4,918	(324)
Option swaps	50,194	5,698	381
Total derivatives	$885,378	$27,050	$30,077

December 31, 2024:
Exchange-traded futures	$157,787	$2,835	$33
Currency forwards	27,368	4,881	4,656
Interest rate swaps	17,667	367	14
Credit default swaps	199,720	4,172	9,099
Total return swaps	216,468	663	1,087
Option swaps	50,459	8,023	55
Total derivatives	$669,469	$20,941	$14,944

As of June 30, 2025 and December 31, 2024, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

Index
The gains and losses for derivative instruments for the three and six months ended June 30, 2025 and 2024 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Exchange-traded futures	$(3,891)	$(871)	$(3,633)	$(2,450)
Currency forwards	(5,120)	(9)	(5,775)	355
Interest rate swaps	42	282	(310)	425
Credit default swaps	(2,921)	(91)	(2,487)	(920)
Total return swaps	2,040	(682)	(9,377)	(3,938)
Option swaps	(1,224)	(259)	(2,268)	(52)
Net (losses) on derivative instruments	$(11,074)	$(1,630)	$(23,850)	$(6,580)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2025 and December 31, 2024, we held $3.7 million and $10.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of June 30, 2025 and December 31, 2024, we delivered $13.4 million and $5.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

Index
10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of June 30, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2025:
Securities borrowed	$14,693	$—	$14,693	$(14,270)	$—	$423
Derivatives	$27,050	$—	$27,050		$(3,667)	$23,383
December 31, 2024:
Securities borrowed	$1,144	$—	$1,144	$(1,044)	$—	$100
Derivatives	$20,941	$—	$20,941	$—	$(10,357)	$10,584
Offsetting of liabilities as of June 30, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2025:
Securities loaned	$5	$—	$5	$(5)	$—	$—
Derivatives	$30,077	$—	$30,077	$—	$(13,374)	$16,703
December 31, 2024:
Derivatives	$14,944	$—	$14,944	$—	$(5,188)	$9,756

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Total
June 30, 2025:
Money markets	$133,750	$—	$—	$—	$133,750
Securities segregated (U.S. Treasury Bills)	—	481,760	—	—	481,760
Derivatives	322	26,728	—	—	27,050
Equity securities	155,065	32,714	121	2,156	190,056
Other investments	9,040	—	—	—	9,040
Total assets measured at fair value	$298,177	$541,202	$121	$2,156	$841,656

Securities sold not yet purchased:
Short equities – corporate	$707	$—	$—	$—	$707
Derivatives	$2,582	$27,495	$—	$—	$30,077
Contingent payment arrangements	—	—	8,520	—	8,520
Total liabilities measured at fair value	$3,289	$27,495	$8,520	$—	$39,304

December 31, 2024:
Money markets	$146,781	$—	$—	$—	$146,781
Securities segregated (U.S. Treasury Bills)	—	499,245	—	—	499,245
Derivatives	2,835	18,106	—	—	20,941
Equity securities	193,766	5,921	121	2,016	201,824
Other investments	8,593	—	—	—	8,593
Total assets measured at fair value	$351,975	$523,272	$121	$2,016	$877,384

Derivatives	$33	$14,911	$—	$—	$14,944
Contingent payment arrangements	—	—	9,385	—	9,385
Total liabilities measured at fair value	$33	$14,911	$9,385	$—	$24,329

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
During the six months ended June 30, 2025 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Balance as of beginning of period	$119	$114	$121	$118
Unrealized gains (losses), net	2	2	—	(2)
Balance as of end of period	$121	$116	$121	$116

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Balance as of beginning of period	$8,478	$254,108	$9,385	$252,690
Accretion	42	2,558	106	5,116
Payments	—	(1,500)	(971)	(2,640)
Balance as of end of period	$8,520	$255,166	$8,520	$255,166

As of June 30, 2025, the expected revenue growth rates ranged from 2.0% to 13.3%, with a weighted average of 6.8%, calculated using cumulative revenues and range of revenue growth rates and a discount rate of 1.9%. As of June 30, 2024, the expected revenue growth rates ranged from 2.0% to 29.3%, with a weighted average of 7.9%, calculated using cumulative revenues and a range of revenue growth rates. The discount rates ranged from 1.9% to 10.4%, with a weighted average of 4.6%, calculated using total contingent liabilities and range of discount rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2025 or during the year ended December 31, 2024.

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

Guarantees

In 2024, AB and Societe General ("SocGen") completed a transaction forming two joint ventures, one outside of North America and one within North America ("NA JV"). In connection with the transaction, Bernstein Institutional Services LLC (“BIS”), the U.S. broker-dealer subsidiary of the NA JV, entered into a credit facility agreement with SocGen, as lender, providing for up to $60.0 million of working capital. As a condition of the credit facility and until SocGen’s ownership exceeds 50% of NA JV, AB will provide a limited guarantee under which AB will guarantee up to its percentage ownership, currently 66.7%, of any unpaid obligations of BIS. As of June 30, 2025, there were no unpaid obligations under this facility requiring a guarantee by AB. Effective February 28, 2025, the agreement was amended and the original maturity date of April 1, 2025 was extended to March 31, 2026. The current commitment under the facility has also been reduced from $60.0 million to $30.0 million. There were no other material amendments to the credit facility.

In addition, AB will indemnify SocGen Canada ("SG Canada") for certain obligations and liabilities in relation to Sanford C. Bernstein Canada ("SCB Canada") until such time as SocGen exceeds 50% ownership of NA JV (the “Canadian Regulatory Guarantee”). Under the terms of the Canadian Regulatory Guarantee, SG Canada must guarantee the customer liabilities of SCB Canada to the full extent of its regulatory capital which fluctuates based upon business activity. AB has agreed to indemnify SG Canada for 66.7% of any amounts paid by SG Canada under the Canadian Regulatory Guarantee. As of June 30, 2025, there were no unpaid obligations requiring a guarantee by AB.

Commitments

During the fourth quarter of 2024, we entered into a non-exclusive partnership with Reinsurance Group of America, Incorporated (“RGA”) under which we committed to invest $100.0 million in a reinsurance sidecar vehicle sponsored by RGA and focused on the U.S. asset-intensive reinsurance market. AB intends to manage private alternative assets for RGA’s general account as part of a separate transaction. As of June 30, 2025, we have funded $0.1 million of this commitment.

13.     Leases

We lease office space, furniture and office equipment under various operating and financing leases. Our current leases have initial lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
Leases included in the condensed consolidated statement of financial condition as of June 30, 2025 and December 31, 2024 were as follows:

Index

	Classification	June 30, 2025	December 31, 2024
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$431,300	$441,662
Operating lease liabilities	Lease liabilities	492,604	504,171

Finance Leases
Property and equipment, gross	Right-of-use assets	18,023	19,548
Amortization of right-of-use assets	Right-of-use assets	(12,370)	(11,333)
Property and equipment, net		5,653	8,215
Finance lease liabilities	Lease liabilities	7,442	8,444
The components of lease expense included in the condensed consolidated statement of income as of June 30, 2025 and June 30, 2024 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2025	2024	2025	2024
		(in thousands)
Operating lease cost	General and administrative	$16,226	$27,584	$32,238	$55,520
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,502	1,047	2,641	2,099
Interest on lease liabilities	Interest expense	139	76	208	160
Total finance lease cost		1,641	1,123	2,849	2,259
Variable lease cost (1)	General and administrative	2,491	10,280	5,777	19,890
Sublease income	General and administrative	(738)	(8,746)	(1,265)	(16,469)
Net lease cost		$19,620	$30,241	$39,599	$61,200
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

Index
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2025 (excluding the six months ended June 30, 2025)	$29,130	$2,191	$31,321
2026	64,580	3,666	68,246
2027	60,999	1,620	62,619
2028	53,706	297	54,003
2029	49,944	—	49,944
Thereafter	416,413	—	416,413
Total lease payments	674,772	7,774	682,546
Less interest	(182,168)	(332)
Present value of lease liabilities	$492,604	$7,442

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	13.24
Finance leases	1.98
Weighted average discount rate:
Operating leases	4.43%
Finance leases	4.20%
Supplemental non-cash activity related to leases was as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	78	213,235
Finance leases	1,552	—
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

Index
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	June 30, 2025			December 31, 2024
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$15,518	$45	$15,563	$1,671	$318	$1,989
Investments	379,850	63,165	443,015	82,027	58,765	140,792
Other assets	25,958	934	26,892	1,317	13,484	14,801
Total assets	$421,326	$64,144	$485,470	$85,015	$72,567	$157,582

Liabilities	$35,285	$1,648	$36,933	$345	$1,371	$1,716
Redeemable non-controlling interest	241,556	20,235	261,791	31,670	16,819	48,489
Partners' capital attributable to AB Unitholders	144,485	42,261	186,746	53,000	54,377	107,377
Total liabilities, redeemable non-controlling interest and partners' capital	$421,326	$64,144	$485,470	$85,015	$72,567	$157,582
During the six-month period ended June 30, 2025, we deconsolidated two funds in which we had a seed investment of approximately $10.4 million as of December 31, 2024, due to no longer having a controlling financial interest.

Changes in the redeemable non-controlling interest balance during the six-month period ended June 30, 2025 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2024	$48,489
Deconsolidated funds	(873)
Changes in third-party seed investments in consolidated funds	214,175
Redeemable non-controlling interest as of June 30, 2025	$261,791

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

	Level 1	Level 2	Total
June 30, 2025:
Investments - VIEs	$30,330	$349,520	$379,850
Investments - VOEs	5,806	57,359	63,165
Derivatives - VIEs	810	17,206	18,016
Derivatives - VOEs	—	197	197
Total assets measured at fair value	$36,946	$424,282	$461,228

Derivatives - VIEs	$799	$17,240	$18,039
Derivatives - VOEs	—	184	184
Total liabilities measured at fair value	$799	$17,424	$18,223

December 31, 2024:
Investments - VIEs	$15,240	$66,787	$82,027
Investments - VOEs	249	58,516	58,765
Derivatives - VIEs	48	53	101
Derivatives - VOEs	—	11,483	11,483
Total assets measured at fair value	$15,537	$136,839	$152,376

Derivatives - VIEs	$72	$13	$85
Total liabilities measured at fair value	$72	$13	$85

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

There were no Level 3 financial instruments carried at fair value within the consolidated company-sponsored investment funds during the six months ended June 30, 2025 and 2024, respectively.
Derivative Instruments
As of June 30, 2025 and December 31, 2024, the VIEs held zero (net), respectively, of futures, forwards and swaps within their portfolios. For the three and six months ended June 30, 2025, we recognized $0.2 million and $0.3 million of losses, respectively, on these derivatives. For the three and six months ended June 30, 2024, we recognized $0.5 million and $0.9 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of June 30, 2025 and December 31, 2024, the VIEs held zero, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of June 30, 2025 and December 31, 2024, the VIEs delivered $0.7 million and $0.3 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of June 30, 2025 and December 31, 2024, the VOEs held zero and $11.5 million futures, forwards, options or swaps within their portfolios. For the three and six months ended June 30, 2025 and June 30, 2024, we recognized no gains or losses on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed statements of income.
As of June 30, 2025 and December 31, 2024, the VOEs held no cash collateral payable to trade counterparties.

Index
As of June 30, 2025 and December 31, 2024, the VOEs delivered no cash collateral in brokerage accounts.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of June 30, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2025:
Derivatives - VIEs	$18,016	$—	$18,016	$—	$(28)	$17,988
Derivatives - VOEs	$197	$—	$197	$—	$—	$197
December 31, 2024:
Derivatives - VIEs	$101	$—	$101	$—	$(2)	$99
Derivatives - VOEs	11,483	—	11,483	—	—	11,483

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of June 30, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2025:
Derivatives - VIEs	$18,039	$—	$18,039	$—	$(722)	$17,317
Derivatives - VOEs	$184	$—	$184	$—	$—	$184
December 31, 2024:
Derivatives - VIEs	$85	$—	$85	$—	$(85)	$—

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of June 30, 2025, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $46.4 billion. Our maximum risk of loss is our investment of $19.3 million in these VIEs and our advisory fee receivables from these VIEs is $88.2 million. As of December 31, 2024, the net assets of company-sponsored investment products that are non-consolidated VIEs was approximately $46.9 billion. Our maximum risk of loss is our investment of $17.3 million in these VIEs and our advisory fees receivable from these VIEs was $115.2 million.

Index
15.     Units Outstanding

Changes in AB Units outstanding during the six-month period ended June 30, 2025 were as follows:

Outstanding as of December 31, 2024	292,107,907
Units issued	1,054,928
Units retired (1)	(1,082,242)
Outstanding as of June 30, 2025	292,080,593
(1) During the six months ended June 30, 2025, we purchased 34,280 AB Units in private transactions and retired them.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2025, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of June 30, 2025 and December 31, 2024, we had no amounts outstanding under the Credit Facility. Furthermore, during the first six months of 2025 and the full year 2024, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of June 30, 2025, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of June 30, 2025 and December 31, 2024, AB had $650.0 million and $710.0 million outstanding under the EQH Facility, with interest rates of approximately 4.3% for both periods. Average daily borrowings on the EQH Facility for the

Index
first six months of 2025 and the full year 2024 were $465.0 million and $494.2 million, respectively, with weighted average interest rates of approximately 4.3% and 5.2%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of June 30, 2025, we were in compliance with these covenants. As of June 30, 2025 and December 31, 2024 we had no amounts outstanding on the EQH Uncommitted Facility. During the first six months of 2025 and full year 2024, we did not draw upon the EQH Uncommitted Facility.

Commercial Paper
As of both June 30, 2025 and December 31, 2024 we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2025 and full year 2024 were $184.0 million and $268.2 million, respectively, with weighted average interest rates of approximately 4.4% and 5.4%, respectively.

SCB Lines of Credit
SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $150.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of June 30, 2025 and December 31, 2024, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on these lines of credit during the first six months of 2025 and full year 2024 were $0.3 million and $0.6 million, respectively, with weighted average interest rates of approximately 7.5% and 8.5%, respectively.

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

Measurement of Segment Profit or Loss and How the CODM Uses the Reported Measure

The CODM regularly receives financial information and management reports that are prepared on a consolidated basis. When assessing profitability, allocating resources and evaluating the underlying performance of our business, the CODM uses condensed consolidated net income as reported on the condensed consolidated statements of income. In applying the requirements under ASC 280, the company has identified significant segment expenses and other segment items related to our one operating segment. The significant expenses considered by the CODM in evaluating the performance of our business are consistent with the financial information included on the company's condensed consolidated statements of income. The measurement of assets as evaluated by the CODM is reported as "Total assets" on the condensed consolidated statements of financial condition. As an additional measure of segment profit or loss, the CODM considers certain adjustments to condensed consolidated net income. While management uses these additional adjusted metrics in assessing and allocating resources to the business, management recognizes that US GAAP principles are the basis of our performance. The accounting policies of our one operating segment are described in Note 2, Significant Accounting Policies.

Enterprise-wide disclosures as of and for the three and six months ended June 30, 2025 and 2024 were as follows:

Services
Net revenues derived from our investment management, research and related services for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025		2024
	(in thousands)
Institutions(1)	$163,018	$158,779	$335,023	Outstanding as of	$316,052
Retail(1)	603,176	566,671	1,203,148		1,102,848
Private Wealth Management(1)	297,428	287,138	596,225		565,446
Bernstein Research Services (2)	—	—	—		96,222
Other	40,947	37,168	68,297		97,056
Total revenues	1,104,569	1,049,756	2,202,693		2,177,624
Less: Broker-dealer related Interest expense	15,662	21,813	33,179		45,530
Net revenues	$1,088,907	$1,027,943	$2,169,514		$2,132,094
(1) Institutions, Retail and Private Wealth management revenues by channel include investment advisory base fees, performance-based fees, distribution revenues and shareholder servicing fees by channel.
(2) Effective April 1, 2024, AB deconsolidated the Bernstein Research Services business.
Our AllianceBernstein U.S. Growth Stock, an open-end fund incorporated in Japan, generated approximately 8% of our investment advisory and service fees and 12% of our net revenues for the three and six months ended June 30, 2025, respectively. U.S. Growth Stock generated approximately 6% of our investment advisory and service fees and 10% of our net revenues for the three and six months ended June 30, 2024, respectively.

Index
Geographic Information
Net revenues related to our U.S. and international operations, for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net revenues:
United States	$638,219	$626,965	$1,266,588	$1,287,508
International:
Luxembourg	265,881	259,392	530,074	505,891
Japan	142,175	114,109	282,004	222,391
Other International	42,632	27,477	90,848	116,304
Total International	450,688	400,978	902,926	844,586
Total	$1,088,907	$1,027,943	$2,169,514	$2,132,094
Long-lived assets related to our U.S. and international operations, as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Long-lived assets:
United States	$4,161,790	$4,187,885
International	56,145	57,140
Total	$4,217,935	$4,245,025

Major Customers

No single customer or individual client accounted for more than 10% of our total revenues for the three and six months ended June 30, 2025 and 2024.

18. Qualified Employee Benefit Plans

We maintained a qualified, noncontributory, defined benefit retirement plan (the “Retirement Plan”) covering current and former employees who were employed by AB in the United States prior to October 2, 2000. During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. We began the process of settling benefits with vested participants and all lump sum disbursements elected by plan participants were distributed in December 2024 in the amount of $35.0 million. The remaining retirement plan participants who did not elect a lump sum disbursement elected to roll over their benefit to a group annuity contract from a qualified insurance company to administer all future payments. During the six months ended June 30, 2025, we settled all future obligations under the Retirement Plan and transferred the remaining benefit obligations to a qualified third party insurance provider under a group annuity contract. The final annuity premium transferred was $59.4 million. Following the settlement related to the annuity purchase, the plans funded status was in a deficit and the company funded an additional $1.7 million to cover all remaining obligations. As a result of the settlement, we recognized a non-cash settlement charge of approximately $20.8 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the condensed consolidated statements of income.

Index
19. Subsequent Events

EQH Exchange

On December 19, 2024, the company entered into a master exchange agreement with EQH providing for the issuance by AB of up to 10,000,000 units representing assignments of beneficial ownership of limited partnership interests in AB (“AB Units”) to EQH in exchange for an equal number of units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”) owned by EQH. At the time the Exchange Agreement was entered into, AB and EQH exchanged 5,211,194 AB Units for AB Holding Units (thereby reducing the 10,000,000 AB Units available for future exchange to 4,788,806 AB Units), and the acquired AB Holding Units were retired.

On July 10, 2025, AB entered into an amended and restated Exchange Agreement (the “Amended Exchange Agreement”) to increase the AB Units that remain available for exchange from 4,788,806 AB Units to 19,682,946 AB Units. At the time the Amended Exchange Agreement was entered into, AB and EQH exchanged 19,682,946 AB Units for AB Holding Units and the acquired AB Holding Units were retired. Following the exchange, the Amended Exchange Agreement was terminated.

After giving effect to such exchange, EQH continues to have a 68.6% economic interest in AB and the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	68.5%
AB Holding	30.8
Unaffiliated holders	0.7
100.0%
Joint Ventures

Effective April 1, 2024, AB and Societe General ("SocGen") formed a global joint venture with two joint venture holding companies, one outside of North America and one within North America ("NA JV", and together the "JVs"). AB owns a 66.7% majority interest in the NA JV while SocGen owns a 51% majority interest in the joint venture outside of North America.

At the close of the transaction, SocGen paid AB $304.0 million in cash which included $102.6 million of prepaid consideration for an option, exercisable by AB during the five years following the close of the transaction, that would result in SocGen having a 51% ownership of the NA JV (the "AB option"). AB's option may only be exercised upon receipt of appropriate regulatory approvals. Under the terms of the transaction and assuming AB exercises its option as noted above, SocGen would increase its ownership to a majority interest of the NA JV, without further consideration payable.

During July 2025, appropriate regulatory approval for SocGen to increase its ownership to 51% was received and AB has issued formal notice of its intent to exercise the AB Option. AB will deliver the additional equity once the remaining AB option conditions have been fulfilled by the parties, at a future date, expected within the first half of 2026. Upon delivery of the additional equity, SG will own a majority interest in the NA JV. Until such time the equity is delivered, AB will maintain a 66.7% interest in the NA JV and a 49% interest in the JV outside of North America.

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of June 30, 2025 were $829.1 billion, up $44.6 billion, or 5.7%, compared to March 31, 2025, and up $59.6 billion, or 7.7%, compared to June 30, 2024. During the second quarter of 2025 AUM increased due to market appreciation of $51.3 billion, offset by net outflows of $6.7 billion (Retail net outflows of $4.8 billion, Institutional net outflows of $1.5 billion and Private Wealth net outflows of $0.4 billion).

Institutional AUM increased $15.9 billion, or 4.9%, to $340.0 billion during the second quarter of 2025, due to market appreciation of $17.4 billion, offset by net outflows of $1.5 billion. Gross sales decreased sequentially from $4.6 billion during the first quarter of 2025 to $3.7 billion during the second quarter of 2025. Redemptions and terminations increased sequentially from $2.5 billion to $3.7 billion.

Retail AUM increased $20.6 billion, or 6.4%, to $344.7 billion during the second quarter of 2025, due to market appreciation of $25.4 billion, offset by net outflows of $4.8 billion. Gross sales decreased sequentially from $25.7 billion during the first quarter of 2025 to $19.4 billion during the second quarter of 2025. Redemptions and terminations decreased sequentially from $22.2 billion to $21.8 billion.

Private Wealth AUM increased $8.1 billion, or 5.9%, to $144.4 billion during the second quarter of 2025, due to market appreciation of $8.5 billion, offset by net outflows of $0.4 billion. Gross sales decreased sequentially from $5.8 billion during the first quarter of 2025 to $4.8 billion during the second quarter of 2025. Redemptions and terminations increased sequentially from $5.0 billion to $5.2 billion.

Net revenues of $1.1 billion for the second quarter of 2025 increased $61.0 million, or 5.9%, compared to the second quarter of 2024. The increase was primarily due to higher investment advisory base fees of $31.3 million, higher distribution revenues of $25.5 million and lower investment losses of $15.8 million, partially offset by lower other revenues of $5.3 million and lower performance-based fees of $4.7 million.

Operating expenses for the second quarter of 2025 increased $38.2 million, or 4.6%, to $866.8 million from $828.7 million in the second quarter of 2024. The increase was primarily due to higher promotion and servicing expense of $25.3 million, higher employee compensation and benefits expense of $16.2 million and higher general and administrative ("G&A") expense of $2.3 million, partially offset by lower interest on borrowings of $2.9 million and lower contingent payment arrangements expense of $2.5 million.

Operating income increased $22.8 million, or 11.4%, to $222.1 million from $199.3 million in the second quarter of 2024 and our operating margin increased to 20.7% in the second quarter of 2025 from 19.0% in the second quarter of 2024.

Market Environment

U.S. Equities
Following the sharp pullback in early April, triggered by the rollout of tariffs on “Liberation Day”, U.S. equities quickly rebounded as the newly imposed levies were paused to facilitate trade negotiations. Despite concerns stemming from soft consumer sentiment and rising inflation expectations, employment data largely remained resilient and corporate earnings were strong. A significant majority of S&P 500 constituents exceeded earnings expectations and over half beat on revenues, contributing to a 10.6% rally in the S&P 500 during the second quarter of 2025. Growth sectors such as Technology, Consumer Discretionary and Communications Services rebounded, propelling the S&P 500 Growth index to a quarterly gain of 18.7%, outperforming the Value index’s modest gain of 2.5%. Smaller companies also posted solid equity gains, with the Russell 2000 index returning 8.5%, although slightly lagging behind large cap stocks.

Global and Non-U.S. Equities
Eurozone equities continued their strong performance year-to-date, as evidenced by the MSCI European Economic and Monetary Union index returning 5.5% (gross, in euro terms) and 14.6% (gross, in USD terms) in the second quarter of 2025, driven by the U.S. dollar's depreciation against the euro. The European Central Bank (ECB) implemented two interest rate cuts of 25 basis points each during this period, with the ECB President indicating that the central bank was nearing the end of its rate-cutting cycle. U.K. equities also saw positive results in the second quarter of 2025, returning 2.4% (gross, in GBP terms) or 8.7% (gross, in USD terms). In Japan, equity markets experienced significant gains, with the TOPIX index returning 7.5%, led by growth stocks which outperformed value stocks. Meanwhile, Asia ex-Japan equity markets recorded notable growth, buoyed by reduced trade concerns and positive sentiment towards technology and artificial intelligence, particularly benefiting Taiwan's semiconductor industry and investor confidence in India. Emerging markets slightly outperformed Developed markets in the second quarter.

Index

Global Bonds
Despite heightened rates volatility attributed to escalating geopolitical tensions stemming from U.S. tariffs, developments in the Middle East, and concerns about debt sustainability, the Bloomberg Global Aggregate posted a total return of 4.5% (unhedged USD), largely driven by the weakening dollar against major global currencies. Initially, fears of a recession surged following the tariff announcements in the U.S., but subsided as a more conciliatory approach was adopted towards trade. Attention shifted towards fiscal policy and its implications for debt sustainability, following the downgrade of the U.S. sovereign rating to Aa1 by the Moody's credit rating agency referencing the increased burden on the government's budget deficit. This period marked the peak of U.S. Treasury yields for the quarter, impacting other high deficit countries vulnerable to market sell-offs.

Across major government bond markets, yield curves steepened as longer-dated bonds experienced comparatively higher yields. Despite global uncertainties, credit markets demonstrated remarkable resilience, buoyed by a strong technical environment characterized by high all-in-yields and relatively low net issuance. Positive returns were observed across various sectors and regions, with high yield credit particularly benefiting from this backdrop. Although high yield credit exhibited greater volatility, both US and euro high yield bonds outperformed their investment-grade counterparts over the second quarter.

Relationship with EQH and its Subsidiaries

EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. During the second quarter of 2023, Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), committed to an additional $10 billion in permanent capital to build out AB's private illiquid offerings, including private alternatives and private placements, deployment of which is approximately 50% complete. The initial $10 billion commitment from 2021 has been fully deployed. We expect this anticipated capital from EQH's insurance subsidiaries will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, included in the initial $10 billion commitment by EQH is $750 million in capital deployed through AB CarVal.

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

Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2025	2024	$ Change	% Change
	(in billions)

Institutions	$340.0	$322.7	$17.3	5.4%
Retail	344.7	316.4	28.3	8.9
Private Wealth	144.4	130.4	14.0	10.7
Total	$829.1	$769.5	$59.6	7.7%

Index
Assets under management by investment service are as follows:

	As of June 30,
	2025	2024	$ Change	% Change
	(in billions)
Equity
Actively Managed	$273.4	$264.4	$9.0	3.4%
Passively Managed(1)	70.8	65.8	5.0	7.6
Total Equity	344.2	330.2	14.0	4.3

Fixed Income
Actively Managed
Taxable	214.5	216.0	(1.5)	(0.7)
Tax–exempt	79.5	66.2	13.3	20.0
	294.0	282.2	11.8	4.2
Passively Managed(1)	10.2	11.0	(0.8)	(8.0)
Total Fixed Income	304.2	293.2	11.0	3.7

Alternatives/Multi-Asset Solutions(2)
Actively Managed	168.4	136.0	32.4	23.8
Passively Managed(1)	12.3	10.1	2.2	22.4
Total Alternatives/Multi-Asset Solutions	180.7	146.1	34.6	23.7
Total	$829.1	$769.5	$59.6	7.7%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2025 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of March 31, 2025	$324.1	$324.1	$136.3	$784.5
Long-term flows:
Sales/new accounts	3.7	19.4	4.8	27.9
Redemptions/terminations	(3.7)	(21.8)	(5.2)	(30.7)
Cash flow/unreinvested dividends	(1.5)	(2.4)	—	(3.9)
Net long-term outflows	(1.5)	(4.8)	(0.4)	(6.7)
Market appreciation	17.4	25.4	8.5	51.3
Net change	15.9	20.6	8.1	44.6
Balance as of June 30, 2025	$340.0	$344.7	$144.4	$829.1

Balance as of December 31, 2024	$321.4	$334.3	$136.5	$792.2
Long-term flows:
Sales/new accounts	8.3	45.1	10.6	64.0
Redemptions/terminations	(6.2)	(44.0)	(10.2)	(60.4)
Cash flow/unreinvested dividends	(2.9)	(5.0)	—	(7.9)
Net long-term (outflows) inflows	(0.8)	(3.9)	0.4	(4.3)
Transfers	0.4	(0.1)	(0.3)	—
Market appreciation	19.0	14.4	7.8	41.2
Net change	18.6	10.4	7.9	36.9
Balance as of June 30, 2025	$340.0	$344.7	$144.4	$829.1

Balance as of June 30, 2024	$322.7	$316.4	$130.4	$769.5
Long-term flows:
Sales/new accounts	14.7	98.0	20.4	133.1
Redemptions/terminations	(14.2)	(82.2)	(19.6)	(116.0)
Cash flow/unreinvested dividends	(11.8)	(13.2)	—	(25.0)
Net long-term (outflows) inflows	(11.3)	2.6	0.8	(7.9)
Adjustments(1)	—	—	0.7	0.7
Transfers	0.5	(0.1)	(0.4)	—
Market appreciation	28.1	25.8	12.9	66.8
Net change	17.3	28.3	14.0	59.6
Balance as of June 30, 2025	$340.0	$344.7	$144.4	$829.1

(1)This adjustment is due to a change in fee policy related to certain fixed income assets effective October 1, 2024.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of March 31, 2025	$249.0	$65.8	$211.6	$78.4	$10.1	$169.6	$784.5
Long-term flows:
Sales/new accounts	8.4	0.4	9.4	5.9	0.2	3.6	27.9
Redemptions/terminations	(12.2)	(1.8)	(10.6)	(4.6)	—	(1.5)	(30.7)
Cash flow/unreinvested dividends	(2.2)	(0.5)	(0.3)	(0.1)	(0.3)	(0.5)	(3.9)
Net long-term (outflows) inflows	(6.0)	(1.9)	(1.5)	1.2	(0.1)	1.6	(6.7)
Market appreciation (depreciation)	30.4	6.9	4.4	(0.1)	0.2	9.5	51.3
Net change	24.4	5.0	2.9	1.1	0.1	11.1	44.6
Balance as of June 30, 2025	$273.4	$70.8	$214.5	$79.5	$10.2	$180.7	$829.1

Balance as of December 31, 2024	$263.4	$68.3	$209.3	$76.2	$10.3	$164.7	$792.2
Long-term flows:
Sales/new accounts	21.5	0.9	21.8	11.8	0.2	7.8	64.0
Redemptions/terminations	(26.1)	(1.9)	(21.6)	(8.1)	(0.1)	(2.6)	(60.4)
Cash flow/unreinvested dividends	(3.9)	(0.7)	(3.2)	(0.1)	(0.7)	0.7	(7.9)
Net long-term (outflows) inflows	(8.5)	(1.7)	(3.0)	3.6	(0.6)	5.9	(4.3)
Market appreciation (depreciation)	18.5	4.2	8.2	(0.3)	0.5	10.1	41.2
Net change	10.0	2.5	5.2	3.3	(0.1)	16.0	36.9
Balance as of June 30, 2025	$273.4	$70.8	$214.5	$79.5	$10.2	$180.7	$829.1

Balance as of June 30, 2024	$264.4	$65.8	$216.0	$66.2	$11.0	$146.1	$769.5
Long-term flows:
Sales/new accounts	46.2	1.4	43.8	25.9	0.2	15.6	133.1
Redemptions/terminations	(52.6)	(2.2)	(41.2)	(13.7)	(0.6)	(5.7)	(116.0)
Cash flow/unreinvested dividends	(14.0)	(3.4)	(3.6)	0.2	(1.1)	(3.1)	(25.0)
Net long-term (outflows) inflows	(20.4)	(4.2)	(1.0)	12.4	(1.5)	6.8	(7.9)
Adjustments (3)	—	—	0.2	0.5	—	—	0.7
Transfers (4)	—	—	(12.1)	—	—	12.1	—
Market appreciation	29.4	9.2	11.4	0.4	0.7	15.7	66.8
Net change	9.0	5.0	(1.5)	13.3	(0.8)	34.6	59.6
Balance as of June 30, 2025	$273.4	$70.8	$214.5	$79.5	$10.2	$180.7	$829.1

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

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, six-month and twelve-month periods ended June 30, 2025 are as follows:

	Periods Ended June 30, 2025
	Three-months	Six-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(6.0)	$(8.5)	$(20.4)
Fixed Income	(0.3)	0.6	11.4
Alternatives/Multi-Asset Solutions	1.5	5.8	6.1
Total Actively Managed	(4.8)	(2.1)	(2.9)

Passively Managed
Equity	(1.9)	(1.7)	(4.2)
Fixed Income	(0.1)	(0.6)	(1.5)
Alternatives/Multi-Asset Solutions	0.1	0.1	0.7
Total Passively Managed	(1.9)	(2.2)	(5.0)
Total net long-term (outflows)	$(6.7)	$(4.3)	$(7.9)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$329.0	$319.6	$9.4	2.9%	$327.5	$318.2	$9.3	2.9%
Retail	331.3	308.0	23.3	7.5	334.1	301.7	32.4	10.7
Private Wealth	139.2	127.9	11.3	8.9	138.9	125.7	13.2	10.5
Total	$799.5	$755.5	$44.0	5.8%	$800.5	$745.6	$54.9	7.4%
Investment Service:
Equity Actively Managed	$258.5	$259.7	$(1.2)	(0.5)%	$261.7	$255.9	$5.8	2.3%
Equity Passively Managed(1)	67.8	64.2	3.6	5.8	68.5	63.9	4.6	7.2
Fixed Income Actively Managed – Taxable	210.2	212.9	(2.7)	(1.3)	210.7	211.0	(0.3)	(0.1)
Fixed Income Actively Managed – Tax-exempt	78.6	64.7	13.9	21.4	78.1	63.5	14.6	22.9
Fixed Income Passively Managed(1)	10.1	11.0	(0.9)	(7.7)	10.2	11.1	(0.9)	(7.8)
Alternatives/Multi-Asset Solutions(2)	174.3	143.0	31.3	21.9	171.3	140.2	31.1	22.2
Total	$799.5	$755.5	$44.0	5.8%	$800.5	$745.6	$54.9	7.4%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Our Institutional channel second quarter average AUM of $329.0 billion increased $9.4 billion, or 2.9%, compared to the second quarter of 2024, while Institutional channel second quarter ending AUM increased $17.3 billion, or 5.4%, to $340.0 billion from June 30, 2024. The $17.3 billion increase in AUM resulted primarily from market appreciation of $28.1 billion, offset by net outflows of $11.3 billion.

Index

Our Retail channel second quarter average AUM of $331.3 billion increased $23.3 billion, or 7.5%, compared to the second quarter of 2024, while Retail channel second quarter ending AUM increased $28.3 billion, or 8.9%, to $344.7 billion from June 30, 2024. The $28.3 billion increase resulted primarily from market appreciation of $25.8 billion and net inflows of $2.6 billion.

Our Private Wealth channel second quarter average AUM of $139.2 billion increased $11.3 billion, or 8.9%, compared to the second quarter of 2024, while Private Wealth channel second quarter ending AUM increased $14.0 billion, or 10.7%, to $144.4 billion from June 30, 2024. The $14.0 billion increase resulted primarily from market appreciation of $12.9 billion and net inflows of $0.8 billion.

Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2025 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Income (fixed income)
Absolute return	8.9%	6.6%	2.8%
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	2.8	4.0	3.5
High Income (fixed income)
Absolute return	10.3	11.1	6.8
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(1.2)	(0.3)	0.9
Global Plus - Hedged (fixed income)
Absolute return	6.2	4.0	0.8
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.1	0.4	0.6
Intermediate Municipal Bonds (fixed income)
Absolute return	2.8	3.4	1.8
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.1	0.6	0.7
U.S. Core Plus (fixed income)
Absolute return	7.6	3.8	0.3
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.5	1.2	1.0
Emerging Market Debt (fixed income)
Absolute return	11.5	9.7	2.8
Relative return (vs. JPM EMBI Global/JPM EMBI)	2.0	1.5	0.9
Sustainable Global Thematic
Absolute return	7.7	11.8	9.8
Relative return (vs. MSCI ACWI Index)	(8.4)	(5.6)	(3.8)
International Strategic Core Equity
Absolute return	24.5	17.7	11.8
Relative return (vs. MSCI EAFE Index)	6.8	1.7	0.6
U.S. Small & Mid Cap Value
Absolute return	6.0	10.6	15.1
Relative return (vs. Russell 2500 Value Index)	(4.5)	(0.1)	1.2

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Large Cap Value
Absolute return	10.5	15.4	16.4
Relative return (vs. Russell 1000 Value Index)	(3.2)	2.7	2.5
U.S. Small Cap Growth
Absolute return	10.3	12.2	6.0
Relative return (vs. Russell 2000 Growth Index)	0.5	(0.2)	(1.4)
U.S. Large Cap Growth
Absolute return	12.5	22.3	15.5
Relative return (vs. Russell 1000 Growth Index)	(4.8)	(3.4)	(2.7)
U.S. Small & Mid Cap Growth
Absolute return	9.3	13.4	6.4
Relative return (vs. Russell 2500 Growth Index)	0.5	1.3	(1.1)
Concentrated U.S. Growth
Absolute return	11.2	13.7	12.4
Relative return (vs. S&P 500 Index)	(4.0)	(6.0)	(4.3)
Select U.S. Equity
Absolute return	18.0	20.1	18.4
Relative return (vs. S&P 500 Index)	2.8	0.4	1.7
Strategic Equities
Absolute return	12.2	18.8	16.1
Relative return (vs. Russell 3000 Index)	(3.1)	(0.3)	0.2
Global Core Equity
Absolute return	15.9	15.6	11.9
Relative return (vs. MSCI ACWI Index)	(0.2)	(1.7)	(1.8)
U.S. Strategic Core Equity
Absolute return	14.4	17.9	15.7
Relative return (vs. S&P 500 Index)	(0.8)	(1.8)	(0.9)
Select U.S. Equity Long/Short
Absolute return	12.2	12.7	12.1
Relative return (vs. S&P 500 Index)	(3.0)	(7.0)	(4.6)
Global Strategic Core Equity
Absolute return	14.3	16.7	13.9
Relative return (vs. S&P 500 Index)	(2.0)	(1.6)	(0.6)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,088,907	$1,027,943	$60,964	5.9%	$2,169,514	$2,132,094	$37,420	1.8%
Expenses	866,813	828,654	38,159	4.6	1,711,051	1,690,808	20,243	1.2
Operating income	222,094	199,289	22,805	11.4	458,463	441,286	17,177	3.9
Non-operating income	—	134,555	(134,555)	n/m	—	134,555	(134,555)	n/m
Pre-tax income	222,094	333,844	(111,750)	(33.5)	458,463	575,841	(117,378)	(20.4)
Income taxes	14,806	20,092	(5,286)	(26.3)	29,481	36,134	(6,653)	(18.4)
Net income	207,288	313,752	(106,464)	(33.9)	428,982	539,707	(110,725)	(20.5)
Net (loss) income of consolidated entities attributable to non-controlling interests	(3,179)	4,180	(7,359)	n/m	(2,284)	12,208	(14,492)	n/m
Net income attributable to AB Unitholders	$210,467	$309,572	$(99,105)	(32.0)	$431,266	$527,499	$(96,233)	(18.2)

Net income per AB Unit	$0.71	$1.07	$(0.36)	(33.6)	$1.46	$1.82	$(0.36)	(19.8)

Distributions declared per AB Unit	$0.84	$0.79	$0.05	6.3%	$1.72	$1.60	$0.12	7.5%

Operating margin (1)	20.7%	19.0%			21.2%	20.1%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended June 30, 2025 decreased $99.1 million, or 32.0%, from the three months ended June 30, 2024. The decrease is primarily due to (in millions):

Lower gain on divestiture	$(134.6)
Higher promotion and servicing expense	(25.3)
Higher employee compensation and benefits expense	(16.2)
Lower other revenue	(5.3)
Lower performance-based fees	(4.7)
Higher base advisory fees	31.3
Higher distribution revenues	25.5
Lower investment losses	15.8
Higher net losses of consolidated entities attributable to non-controlling interest	7.4
Lower income tax expense	5.3
Other	1.7
$(99.1)

Index

Net income attributable to AB Unitholders for the six months ended June 30, 2025 decreased $96.2 million, or 18.2%, from the six months ended June 30, 2024. The decrease is primarily due to (in millions):

Lower gain on divestiture	$(134.6)
Lower Bernstein Research Services revenue	(96.2)
Higher promotion and servicing expense	(42.9)
Higher investment losses	(16.5)
Higher general and administrative expense	(12.3)
Higher base advisory fees	94.9
Higher distribution revenues	58.8
Lower employee compensation and benefits expense	16.0
Higher net losses of consolidated entities attributable to non-controlling interest	14.5
Lower interest on borrowings	13.1
Lower income tax expense	6.7
Other	2.3
$(96.2)

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the second quarter of 2025. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,088,907	$1,027,943	$2,169,514	$2,132,094
Adjustments:
Distribution-related adjustments:
Distribution revenues	(198,367)	(172,905)	(397,387)	(338,595)
Investment advisory services fees	(20,297)	(20,350)	(42,093)	(39,440)
Pass-through adjustments:
Investment advisory services fees	(13,659)	(11,488)	(26,415)	(27,001)
Other revenues	(15,203)	(20,447)	(31,039)	(29,208)
Impact of consolidated company-sponsored investment funds	2,295	(3,292)	2,380	(11,667)
Incentive compensation-related items	(9,821)	(1,521)	(8,965)	(4,067)
Equity method investments:
Equity loss on JVs	13,371	27,893	19,444	27,893
(Gain) on other equity method investments	(2,792)	—	(2,792)	—
Adjusted net revenues	$844,434	$825,833	$1,682,647	$1,710,009

Operating income, US GAAP basis	$222,094	$199,289	$458,463	$441,286
Adjustments:
Real estate	—	(206)	—	(412)
Incentive compensation-related items	1,284	751	1,541	1,846
EQH award compensation	426	291	673	506
Retirement plan settlement loss	—	—	20,756	—
Acquisition-related expenses	12,643	19,035	25,446	34,017
Equity method investments:
Equity loss on JVs	13,371	27,893	19,444	27,893
(Gain) on other equity method investments	(2,792)	—	(2,792)	—
AB Funds reimbursement expense	14,296	—	14,296	—
Total of non-GAAP adjustments before interest on borrowings	39,228	47,764	79,364	63,850
Interest on borrowings	8,463	11,313	15,601	28,683
Sub-total of non-GAAP adjustments	47,691	59,077	94,965	92,533
Less: Net income of consolidated entities attributable to non-controlling interests	(3,179)	4,180	(2,284)	12,208
Adjusted operating income	$272,964	$254,186	$555,712	$521,611

Non-Operating income, US GAAP basis	$—	$134,555	$—	$134,555
Less: Interest on borrowings	8,463	11,313	15,601	28,683
Less: Gain on divestiture	—	134,555	—	134,555
Adjusted non-operating (expense)	$(8,463)	$(11,313)	$(15,601)	$(28,683)

Adjusted pre-tax income	$264,501	$242,873	$540,111	$492,928
Less: Adjusted income taxes	17,642	14,621	34,729	30,906
Adjusted net income	$246,859	$228,252	$505,382	$462,022

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income per AB Unit, GAAP basis	$0.71	$1.07	$1.46	$1.82
Impact of non-GAAP adjustments	0.13	(0.28)	0.25	(0.23)
Adjusted net income per AB Unit	$0.84	$0.79	$1.71	$1.59

Operating margin, GAAP basis	20.7%	19.0%	21.2%	20.1%
Impact of non-GAAP adjustments	11.6	11.8	11.8	10.4
Adjusted operating margin	32.3%	30.8%	33.0%	30.5%

Adjusted operating income for the three months ended June 30, 2025 increased $18.8 million, or 7.4%, from the three months ended June 30, 2024, primarily due to higher investment advisory base fees of $29.8 million, lower general and administrative ("G&A") expense of $7.5 million and higher investment gains of $3.9 million, partially offset by lower performance-based fees of $11.7 million, higher employee compensation and benefits expense of $6.0 million and lower net dividend and interest revenues of $3.5 million.

Adjusted operating income for the six months ended June 30, 2025 increased $34.1 million, or 6.5%, from the six months ended June 30, 2024, primarily due to higher investment advisory base fees of $88.0 million, lower general and administrative ("G&A") expense of $24.6 million, lower employee compensation and benefits expense of $21.4 million and lower promotion and servicing expense of $15.4 million, partially offset by lower BRS revenues of $96.2 million due to the BRS deconsolidation, higher investment losses compared to gains in the prior period of $10.5 million and lower net dividend and interest revenues of $7.3 million.

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
We also adjust net revenues to exclude our portion of the equity income or loss associated with our equity method investments, including our investment in the JVs and reinsurance sidecar, as we don't consider this activity part of our core business operations. Effective April 1, 2024 following the close of the transaction with SocGen, we record all income or loss associated with the JVs as an equity method investment income (loss). As we no longer consider this activity part of our core business

Index
operations and our intent is to fully divest from both joint ventures, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted net revenues.
Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) the equity compensation paid by EQH to certain AB executives, (4) retirement plan settlement loss, (5) acquisition-related expenses, (6) income (loss) related to our equity method investments, (7) AB Funds reimbursement expense, (8) interest on borrowings and (9) the impact of consolidated company-sponsored investment funds.
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
We also adjust operating income to exclude our portion of the equity income or loss associated with our equity method investments, including our investment in the JVs and reinsurance sidecar, as we don't consider this activity part of our core business operations. Effective April 1, 2024 following the close of the transaction with SocGen, we record all income or loss associated with the JVs as an equity method investment (income) loss. As we no longer consider this activity part of our core business operations and our intent is to fully divest from both joint ventures, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted operating income.
During the first quarter of 2025, we identified an error in the billing practices of a third-party service provider, who had over billed certain AB mutual funds for omnibus account services, sub-accounting services, and related transfer agency expenses in prior years. The matter remains in dispute with the service provider. In the second quarter, at the request of the mutual fund Board, AB agreed to reimburse the affected funds for the entirety of the overpayment plus interest. We have adjusted operating income to exclude these reimbursements. We believe adjusting for these costs is useful for our investors and other users of our financial statements as such presentation appropriately reflects the non-core nature of this expenditure.
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

Index
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$151,111	$152,795	$(1,684)	(1.1)%	$302,405	$304,184	$(1,779)	(0.6)%
Performance-based fees	11,774	5,927	5,847	98.7	32,350	11,749	20,601	175.3
	162,885	158,722	4,163	2.6	334,755	315,933	18,822	6.0
Retail:
Base fees	384,187	362,685	21,502	5.9	776,073	714,046	62,027	8.7
Performance-based fees	7,493	13,683	(6,190)	(45.2)	8,010	16,323	(8,313)	(50.9)
	391,680	376,368	15,312	4.1	784,083	730,369	53,714	7.4
Private Wealth:
Base fees	270,021	258,537	11,484	4.4	544,707	510,026	34,681	6.8
Performance-based fees	19,392	23,700	(4,308)	(18.2)	35,545	45,404	(9,859)	(21.7)
	289,413	282,237	7,176	2.5	580,252	555,430	24,822	4.5
Total:
Base fees	805,319	774,017	31,302	4.0	1,623,185	1,528,256	94,929	6.2
Performance-based fees	38,659	43,310	(4,651)	(10.7)	75,905	73,476	2,429	3.3
	843,978	817,327	26,651	3.3	1,699,090	1,601,732	97,358	6.1

Bernstein Research Services (1)	—	—	—	n/m	—	96,222	(96,222)	n/m
Distribution revenues	198,367	172,905	25,462	14.7	397,387	338,595	58,792	17.4
Dividend and interest income	36,137	43,986	(7,849)	(17.8)	70,487	88,501	(18,014)	(20.4)
Investment (losses)	(7,825)	(23,629)	15,804	(66.9)	(28,363)	(11,886)	(16,477)	138.6
Other revenues	33,912	39,167	(5,255)	(13.4)	64,092	64,460	(368)	(0.6)
Total revenues	1,104,569	1,049,756	54,813	5.2	2,202,693	2,177,624	25,069	1.2
Less: broker-dealer related interest expense	15,662	21,813	(6,151)	(28.2)	33,179	45,530	(12,351)	(27.1)
Net revenues	$1,088,907	$1,027,943	$60,964	5.9%	$2,169,514	$2,132,094	$37,420	1.8%
(1) Effective April 1, 2024, AB deconsolidated the Bernstein Research Services business.
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

Index
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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.5%, 7.2% and 0.3% of the assets we manage for private wealth clients, institutional clients and retail clients, respectively (in total, 4.4% of our AUM).

For the three months ended June 30, 2025, our investment advisory and services fees increased by $26.7 million, or 3.3%, from the three months ended June 30, 2024, due to a $31.3 million, or 4.0%, increase in base fees, offset by a $4.7 million, or 10.7%, decrease in performance-based fees. The increase in base fees is primarily due to a 5.8% increase in average AUM. Performance-based fees decreased primarily due to lower performance fees earned on our U.S. Select Equity Long/Short, partially offset by higher performance fees earned on our European Loan Opportunities and Aviation Opportunities.

For the six months ended June 30, 2025, our investment advisory and services fees increased by $97.4 million, or 6.1%, from the six months ended June 30, 2024, due to a $94.9 million, or 6.2%, increase in base fees and a $2.4 million, or 3.3%, increase in performance-based fees. The increase in base fees is primarily due to a 7.4% increase in average AUM. Performance-based fees increased primarily due to higher performance fees earned on our International Small Cap, European Loan Opportunities and Aviation Opportunities, partially offset by lower performance fees earned on our U.S. Select Equity Long/Short, Private Credit, Strategic Equities Large Cap and Emerging Markets Value.

Institutional base fees for the three months ended June 30, 2025 decreased slightly by $1.7 million, or 1.1%, from the three months ended June 30, 2024, primarily due to a decrease in portfolio fee rate, partially offset by a 2.9% increase in average AUM. Retail base fees for the three months ended June 30, 2025 increased $21.5 million, or 5.9%, from the three months ended June 30, 2024, primarily due to a 7.5% increase in average AUM, partially offset by a decrease in portfolio fee rate. Private Wealth base fees for the three months ended June 30, 2025 increased $11.5 million, or 4.4%, from the three months ended June 30, 2024, primarily due to a 8.9% increase in average AUM, partially offset by a decrease in portfolio fee rate.

Institutional base fees for the six months ended June 30, 2025 decreased slightly by $1.8 million, or 0.6%, from the six months ended June 30, 2024, primarily due to a decrease in portfolio fee rate, partially offset by a 2.9% increase in average AUM. Retail base fees for the six months ended June 30, 2025 increased $62.0 million, or 8.7%, from the six months ended June 30, 2024, primarily due to a 10.7% increase in average AUM, partially offset by a decrease in portfolio fee rate. Private Wealth base fees for the six months ended June 30, 2025 increased $34.7 million, or 6.8%, from the six months ended June 30, 2024, primarily due to a 10.5% increase in average AUM, partially offset by a decrease in portfolio fee rate.

Index
Bernstein Research Services

Bernstein Research Services revenue decreased $96.2 million, or 100%, compared to the six months ended June 30, 2024 due to the deconsolidation of the BRS business effective April 1, 2024.

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

Distribution revenues for the three months ended June 30, 2025 increased $25.5 million, or 14.7%, compared to the three months ended June 30, 2024, primarily due to the corresponding average AUM of these mutual funds increasing 11.6% and a shift in product mix to mutual funds that have higher distribution rates. Distribution revenues for the six months ended June 30, 2025 increased $58.8 million, or 17.4%, compared to the six months ended June 30, 2024, primarily due to the corresponding average AUM of these mutual funds increasing 14.1% and a shift in product mix to mutual funds that have higher distribution rates.

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

For the three months ended June 30, 2025, dividend and interest income decreased $7.8 million, or 17.8%, compared to the three months ended June 30, 2024, primarily due to lower interest earned on U.S. Treasury Bills and customer margin accounts, as a result of lower interest rates. Broker-dealer related interest expense for the three months ended June 30, 2025 decreased $6.2 million, or 28.2%, compared to the three months ended June 30, 2024, primarily due to lower interest paid on cash balances in customers' brokerage accounts, as a result of lower balances and lower interest rates.

For the six months ended June 30, 2025, dividend and interest income decreased $18.0 million, or 20.4%, compared to the six months ended June 30, 2024, primarily due to lower interest earned on U.S. Treasury Bills and customer margin accounts, as a result of lower interest rates. Broker-dealer related interest expense for the six months ended June 30, 2025 decreased $12.4 million, or 27.1%, compared to the six months ended June 30, 2024, primarily due to lower interest paid on cash balances in customers' brokerage accounts, as a result of lower balances and lower interest rates.

Investment Gains (Losses)

Investment gains (losses) consist primarily of realized and unrealized investment gains or losses on: (i) employee long-term incentive compensation-related investments, (ii) U.S. Treasury Bills, (iii) seed capital investments, (iv) derivatives and (v) investments in our consolidated company-sponsored investment funds. Investment gains (losses) also include equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage and equity gains (losses) related to our equity method investments.

Index
Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$23	$35	$989	$7,124
Unrealized gains (losses)	2,315	415	667	(4,065)

Investments held by consolidated company-sponsored investment funds:
Realized gains (losses)	1,166	(260)	1,459	(1,676)
Unrealized gains	1,909	4,046	165	11,527

Seed capital and other investments:
Realized gains (losses):
Seed capital and other	1,174	(673)	4,778	(312)
Derivatives	(286)	(4,128)	(11,946)	(14,439)
Unrealized gains (losses):
Seed capital and other	6,984	1,968	3,974	9,944
Derivatives	(10,536)	2,556	(11,558)	8,011

Brokerage-related investments:
Realized gains (losses)	9	176	50	(304)
Unrealized (losses) gains	(4)	129	(289)	197

Equity method investments:
(Loss) on JVs	(13,371)	(27,893)	(19,444)	(27,893)
Gain on other equity method investments	2,792	—	2,792	—
	$(7,825)	$(23,629)	$(28,363)	$(11,886)

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the General Accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended June 30, 2025 decreased $5.3 million, or 13.4%, compared to the three months ended June 30, 2024, primarily due to a decrease in certain reimbursements for services provided to the JVs. Other revenues for the six months ended June 30, 2025 decreased $0.4 million, or 0.6%, compared to the six months ended June 30, 2024, primarily due to lower shareholder servicing fees, partially offset by higher reimbursements for services provided to the JVs and higher mutual fund reimbursements.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$439,554	$423,324	$16,230	3.8%	$860,085	$876,096	$(16,011)	(1.8)%
Promotion and servicing:
Distribution-related payments	197,521	179,908	17,613	9.8	398,180	352,890	45,290	12.8
Amortization of deferred sales commissions	21,150	13,348	7,802	58.5	41,311	25,147	16,164	64.3
Trade execution, marketing, T&E and other	40,819	40,940	(121)	(0.3)	77,332	95,931	(18,599)	(19.4)
	259,490	234,196	25,294	10.8	516,823	473,968	42,855	9.0
General and administrative	148,018	145,732	2,286	1.6	295,953	283,642	12,311	4.3
Contingent payment arrangements	42	2,558	(2,516)	(98.4)	106	5,116	(5,010)	(97.9)
Interest on borrowings	8,463	11,313	(2,850)	(25.2)	15,601	28,683	(13,082)	(45.6)
Amortization of intangible assets	11,246	11,531	(285)	(2.5)	22,483	23,303	(820)	(3.5)
Total	$866,813	$828,654	$38,159	4.6%	$1,711,051	$1,690,808	$20,243	1.2%

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 40.4% and 41.2% for the three months ended June 30, 2025 and 2024, respectively. Compensation expense as a percentage of net revenues was 39.6% and 41.1% for the six months ended June 30, 2025 and 2024, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted annual net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.1% of adjusted net revenues for both the three months ended June 30, 2025 and June 30, 2024, and 1.0% and 1.1% of adjusted net revenues for the six months ended June 30, 2025 and June 30, 2024, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% for the three and six months ended June 30, 2025 and 49.0% for the three and six months ended June 30, 2024, respectively.

Index

For the three months ended June 30, 2025, employee compensation and benefits expense increased $16.2 million, or 3.8%, compared to the three months ended June 30, 2024, primarily due to higher commissions of $12.7 million, higher base compensation of $8.9 million and higher fringe benefits of $3.1 million, partially offset by lower incentive compensation of $8.6 million. For the six months ended June 30, 2025, employee compensation and benefits expense decreased $16.0 million, or 1.8%, compared to the six months ended June 30, 2024, primarily due to lower base compensation of $23.2 million, lower fringe benefits of $5.8 million and lower incentive compensation of $5.1 million, partially offset by higher commissions of $18.8 million.

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

Promotion and servicing expenses increased $25.3 million, or 10.8%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to higher distribution-related payments of $17.6 million and higher amortization of deferred sales commissions of $7.8 million.

Promotion and servicing expenses increased $42.9 million, or 9.0%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to higher distribution-related payments of $45.3 million and higher amortization of deferred sales commissions of $16.2 million, partially offset by lower trade execution and clearance expense of $16.5 million due to the BRS deconsolidation.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 13.6% and 14.2% for the three months ended June 30, 2025 and 2024, respectively. General and administrative expenses as a percentage of net revenues were 13.6% and 13.3% for the six months ended June 30, 2025 and 2024, respectively.

General and administrative expenses increased $2.3 million, or 1.6%, during the three months ended June 30, 2025 compared to the corresponding period in 2024, primarily due to a $14.3 million AB Funds reimbursement expense related to a disputed billing practice of a third-party service provider, higher technology and related expenses of $2.6 million, higher portfolio services and related expenses of $2.0 million and an unfavorable foreign exchange rate of $1.5 million, partially offset by lower office-related expenses of $16.1 million and professional fees of $1.4 million.

General and administrative expenses increased $12.3 million, or 4.3%, during the six months ended June 30, 2025 compared to the corresponding period in 2024, primarily due to a one time gain in the prior year period related to the recognition of a $20.8 million government incentive grant received in connection with the relocation of our headquarters to Nashville, Tennessee, a retirement plan settlement loss of $20.8 million in the current year and a $14.3 million AB Funds reimbursement expense related to a disputed billing practice of a third-party service provider. These were partially offset by lower office-related expenses of $34.5 million, professional fees of $5.8 million and other taxes of $5.3 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in current and previous periods, as well as accretion expense of these liabilities. During the three months ended June 30, 2025 and 2024, we recognized zero and $2.6 million in accretion expense related to our contingent considerations payable. During the six months ended June 30, 2025 and 2024, we recognized $0.1 million and $5.1 million in accretion expense related to our contingent considerations payable.

We made no payments associated with our contingent consideration during the six months ended June 30, 2025 and made payments of approximately $2.6 million during the six months ended June 30, 2024 related to various smaller acquisitions.

There were no changes in our estimates during the six months ended June 30, 2025 and 2024.

Index
Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended June 30, 2025 interest on borrowings decreased $2.9 million, or 25.2%, compared to the three months ended June 30, 2024. The decrease was primarily due to lower weighted average interest rates and lower weighted average borrowings. For the six months ended June 30, 2025 interest on borrowings decreased $13.1 million, or 45.6%, compared to the six months ended June 30, 2024. The decrease was primarily due to lower weighted average interest rates and lower weighted average borrowings.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $0.3 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Amortization of intangible assets decreased $0.8 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

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

Income tax expense for the three months ended June 30, 2025 decreased $5.3 million, or 26.3%, compared to the three months ended June 30, 2024. Income tax expense for the six months ended June 30, 2025 decreased $6.7 million, or 18.4%, compared to the six months ended June 30, 2024. The decrease was primarily due to lower pre-tax income in both the three and six months ended June 30, 2025. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and six months ended June 30, 2025.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended June 30, 2025, we had $3.2 million of net losses of consolidated entities attributable to non-controlling interests compared to net income of $4.2 million for the three months ended June 30, 2024. The decrease is driven by lower net income of consolidated entities attributable to non-controlling interests. For the six months ended June 30, 2025, we had $2.3 million of net losses of consolidated entities attributable to non-controlling interests compared to net income of $12.2 million for the six months ended June 30, 2024. The decrease is driven by lower net income of consolidated entities attributable to non-controlling interests. Period-to-period fluctuations result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first six months of 2025, net cash provided by operating activities was $489.8 million compared to net cash provided by operating activities of $945.9 million during the corresponding 2024 period. The decrease is primarily due to the net activity of our consolidated company-sponsored investment funds of $445.1 million, an increase in broker-dealer related net assets of $100.7 million and a decrease in accounts payable and accrued liabilities of $76.3 million, partially offset by a decrease in fees receivable of $110.7 million.

Index

During the first six months of 2025, net cash used in investing activities was $18.2 million, compared to net cash used of $50.7 million during the corresponding 2024 period. The change is primarily due to a decrease in cash used related to the divestiture of the BRS business of $40.2 million, a decrease in capital contributions to equity method investments of $39.4 million, lower purchases of furniture, equipment and leasehold improvements of $38.4 million and a decrease in debt repayment received from equity method investments of $86.2 million.

During the first six months of 2025, net cash used in financing activities was $491.7 million, compared to net cash used of $1.2 billion during the corresponding 2024 period. The change is primarily due to lower repayments of debt of $474.3 million, cash distributions to consolidated funds of $113.4 million in the prior year as compared to capital contributions from consolidated funds of $215.6 million in the current year, partially offset by higher cash distributions to Unitholders of $117.9 million.

During the second quarter of 2025, EQH announced the final results of its cash tender offer and purchased a total of 19,682,946 AB Holding Units. On July 10, 2025, AB and EQH exchanged 19,682,946 AB Units for AB Holding Units and the acquired AB Holding Units were retired. See Note 19, Subsequent Events for further discussion.

As of June 30, 2025, AB had $839.2 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consists primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $543.2 million.

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

There have been no updates to our critical accounting estimates during the second quarter of 2025 from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2024.

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

Index
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk during the second quarter of 2025 from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2024.
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

Index
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the second quarter of 2025 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/25 - 4/30/25	—	$—	—	—
5/1/25 - 5/31/25	—	—	—	—
6/1/25 - 6/30/25(1)	30,200	39.88	—	—
Total	30,200	$39.88	—	—
(1)During the second quarter of 2025, AB purchased 30,200 AB Units in private transactions and retired them.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

Index
On May 21, 2025, Mr. Seth Bernstein, Chief Executive Officer of AB adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K, Item 408. The Rule 10b5-1 trading arrangement has a plan effective date of August 19, 2025 and plan end date of November 17, 2025 and provides for the sale of up to 31,694 AB Holding Units pursuant to the terms of the plan.

No other directors or officers adopted or terminated a 10b5-1 trading arrangement or non-10b5-1 trading arrangement during the second quarter of 2025.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 24, 2025	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

		By:	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer