Form 10-Q
period 2025-09-30
ALLIANCEBERNSTEIN L.P.
filed 2025-10-23
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of units of limited partnership interest outstanding as of September 30, 2025 was 292,218,395.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$740,903	$832,044
Cash and securities segregated, at fair value (cost: $421,674 and $495,391)	425,012	500,046
Receivables, net:
Brokers and dealers	31,118	33,772
Brokerage clients	1,493,662	1,432,372
AB funds fees	388,085	467,351
Other fees	140,174	159,336
Investments:
Equity method	254,378	286,721
Other	282,226	248,483
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	12,065	1,989
Investments	353,643	140,792
Other assets	29,943	14,801
Furniture, equipment and leasehold improvements, net	248,256	248,673
Goodwill	3,598,591	3,598,591
Intangible assets, net	181,379	215,054
Deferred sales commissions, net	169,317	182,707
Right-of-use assets	455,546	449,877
Other assets	259,768	259,318
Total assets	$9,064,066	$9,071,927

Index

	September 30, 2025	December 31, 2024
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$188,795	$162,570
Brokerage clients	1,739,904	1,933,843
AB mutual funds	1,688	830
Contingent consideration liability	8,562	9,385
Accounts payable and accrued expenses	432,753	426,675
Lease liabilities	518,540	512,615
Liabilities of consolidated company-sponsored investment funds	34,045	1,716
Accrued compensation and benefits	774,244	391,161
Debt	465,000	710,000
Total liabilities	4,163,531	4,148,795
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	159,673	48,489

Capital:
General Partner	48,009	49,519
Limited partners: 292,218,395 and 292,107,907 units issued and outstanding	4,849,614	4,999,616
Receivables from affiliates	212	(2,893)
AB Holding Units held for long-term incentive compensation plans	(100,651)	(62,366)
Accumulated other comprehensive (loss)	(57,823)	(110,581)
Partners’ capital attributable to AB Unitholders	4,739,361	4,873,295
Non-redeemable non-controlling interests in consolidated entities	1,501	1,348
Total capital	4,740,862	4,874,643
Total liabilities, non-controlling interest and capital	$9,064,066	$9,071,927

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Investment advisory and services fees	$874,450	$842,386	$2,573,540	$2,444,118
Bernstein research services	—	—	—	96,222
Distribution revenues	210,424	189,216	607,811	527,811
Dividend and interest income	35,944	38,940	106,431	127,441
Investment (losses)	(2,721)	(3,512)	(31,084)	(15,398)
Other revenues	34,253	39,673	98,345	104,133
Total revenues	1,152,350	1,106,703	3,355,043	3,284,327
Less: Broker-dealer related interest expense	15,203	21,214	48,382	66,744
Net revenues	1,137,147	1,085,489	3,306,661	3,217,583

Expenses:
Employee compensation and benefits	450,793	424,893	1,310,878	1,300,989
Promotion and servicing:
Distribution-related payments	208,435	192,230	606,615	545,120
Amortization of deferred sales commissions	20,872	15,005	62,183	40,152
Trade execution, marketing, T&E and other	36,907	38,312	114,239	134,243
General and administrative	118,203	155,808	414,156	439,450
Contingent payment arrangements	43	(125,947)	149	(120,831)
Interest on borrowings	7,167	8,456	22,768	37,139
Amortization of intangible assets	11,250	11,451	33,733	34,754
Total expenses	853,670	720,208	2,564,721	2,411,016

Operating income	283,477	365,281	741,940	806,567

Gain on divestiture	—	—	—	134,555
Non-operating income	—	—	—	134,555

Pre-tax income	283,477	365,281	741,940	941,122

Income taxes	17,085	14,255	46,566	50,389

Net income	266,392	351,026	695,374	890,733

Net income of consolidated entities attributable to non-controlling interests	7,129	5,054	4,845	17,262

Net income attributable to AB Unitholders	$259,263	$345,972	$690,529	$873,471

Net income per AB Unit	$0.88	$1.20	$2.34	$3.02

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$266,392	$351,026	$695,374	$890,733
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax	(7,297)	18,677	29,730	6,789
Less: reclassification adjustment for (losses) included in net income upon liquidation	—	—	—	(10,197)
Foreign currency translation adjustments, before tax	(7,297)	18,677	29,730	16,986
Income tax (expense)	(149)	(163)	(334)	(108)
Foreign currency translation adjustments, net of tax	(7,446)	18,514	29,396	16,878
Changes in employee benefit related items:
Amortization of prior service cost	—	6	611	18
Recognized actuarial gain	—	105	—	664
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation	—	—	(22,898)	—
Changes in employee benefit related items	—	111	23,509	682
Income tax (expense)	—	(1)	(147)	(8)
Employee benefit related items, net of tax	—	110	23,362	674
Other comprehensive (loss) income	(7,446)	18,624	52,758	17,552
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	7,129	5,054	4,845	17,262
Comprehensive income attributable to AB Unitholders	$251,817	$364,596	$743,287	$891,023

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General Partner’s Capital
Balance, beginning of period	$47,832	$45,880	$49,519	$45,388
Net income	2,594	3,460	6,906	8,735
Cash distributions to General Partner	(2,479)	(2,285)	(8,471)	(7,101)
Long-term incentive compensation plans activity	9	27	(13)	83
Issuance (retirement) of AB Units, net	53	(437)	68	(460)
Issuance of AB Units in connection with EQH Amended Exchange Agreement	8,202	—	8,202	—
(Retirement) of AB Units in connection with EQH Amended Exchange Agreement	(8,202)	—	(8,202)	—
Balance, end of period	48,009	46,645	48,009	46,645
Limited Partners' Capital
Balance, beginning of period	4,831,485	4,639,147	4,999,616	4,590,619
Net income	256,669	342,512	683,623	864,736
Cash distributions to Unitholders	(244,681)	(226,031)	(837,724)	(702,324)
Long-term incentive compensation plans activity	851	2,759	(1,327)	8,256
Issuance (retirement) of AB Units, net	5,290	(43,414)	5,426	(46,314)
Issuance of AB Units in connection with EQH Amended Exchange Agreement	811,986	—	811,986	—
(Retirement) of AB Units in connection with EQH Amended Exchange Agreement	(811,986)	—	(811,986)	—
Balance, end of period	4,849,614	4,714,973	4,849,614	4,714,973
Receivables from Affiliates
Balance, beginning of period	(2,421)	(3,822)	(2,893)	(4,490)
Long-term incentive compensation awards expense	344	291	1,017	797
Capital contributions from AB Holding	2,289	39	2,088	201
Balance, end of period	212	(3,492)	212	(3,492)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(94,436)	(92,612)	(62,366)	(76,363)
Purchases of AB Holding Units for long-term compensation plans, net	(3,594)	(39,342)	(47,240)	(73,131)
(Retirement) issuance of AB Units, net	(5,387)	43,751	(5,040)	47,378
Long-term incentive compensation awards expense	3,797	6,266	13,934	26,645
Re-valuation of AB Holding Units held in rabbi trust	(1,031)	(2,976)	61	(9,442)
Balance, end of period	(100,651)	(84,913)	(100,651)	(84,913)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(50,377)	(107,436)	(110,581)	(106,364)
Foreign currency translation adjustment, net of tax	(7,446)	18,514	29,396	16,878
Changes in employee benefit related items, net of tax	—	110	23,362	674
Balance, end of period	(57,823)	(88,812)	(57,823)	(88,812)

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Total Partners' Capital attributable to AB Unitholders	4,739,361	4,584,401	4,739,361	4,584,401
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	1,635	3,540	1,348	4,572
Net income	169	195	702	1,763
Distributions to non-controlling interests, net	(318)	(1)	(592)	(2,696)
Contributions from non-controlling interest	15	(1)	43	94
Balance, end of period	1,501	3,733	1,501	3,733
Total Capital	$4,740,862	$4,588,134	$4,740,862	$4,588,134
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income	$695,374	$890,733

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	62,183	40,152
Non-cash long-term incentive compensation expense	14,951	27,442
Depreciation and other amortization	65,009	69,673
Unrealized (gains) on investments	(16,147)	(13,901)
Remeasurement of contingent payment arrangement	—	(128,505)
Equity in losses of equity method investments	32,343	35,443
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(4,598)	(20,900)
(Gain) on divestiture	—	(134,555)
Non-cash lease expense	53,053	90,913
Retirement plan loss	17,733	—
Other, net	5,119	16,963
Changes in assets and liabilities:
Decrease in securities, segregated	75,034	320,911
Decrease (increase) in receivables	46,160	(61,177)
(Increase) decrease in investments	(16,928)	18,880
(Increase) in deferred sales commissions	(48,793)	(110,642)
Decrease in other assets	2,880	26,187
(Increase) decrease in other assets of consolidated company-sponsored investment funds	(15,142)	20,564
(Increase) decrease in investments of consolidated company-sponsored investment funds	(208,253)	151,045
Increase (decrease) in other liabilities of consolidated company-sponsored investment funds	32,329	(7,604)
(Decrease) in payables	(172,690)	(504,165)
(Decrease) increase in accounts payable and accrued expenses	(1,268)	79,860
Increase in accrued compensation and benefits	379,409	394,899
Cash payments to relieve operating lease liabilities	(49,702)	(62,165)
Net cash provided by operating activities	948,056	1,140,051
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(27,849)	(99,930)
Divestiture of business (includes $304.0 million in cash proceeds in 2024)	—	(40,196)
Capital contribution to equity method investments	—	(39,401)
Debt repayment from equity method investments	—	86,200

Index

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) investing activities	(27,849)	(93,327)

Cash flows from financing activities:
(Repayment of) debt, net	(245,000)	(654,316)
(Decrease) in overdrafts payable	—	(2)
Distributions to General Partner and Unitholders	(846,195)	(709,424)
Terminations (redemptions) of non-controlling interest in consolidated company-sponsored investment funds, net	106,340	(99,465)
Capital contributions from (to) AB Holding	807	(902)
Purchases of AB Holding Units for long-term incentive compensation plan awards, net	(47,240)	(73,131)
Other, net	(4,267)	(7,011)
Net cash (used in) financing activities	(1,035,555)	(1,544,251)

Effect of exchange rate changes on cash and cash equivalents	34,283	7,916

Net (decrease) in cash and cash equivalents	(81,065)	(489,611)
Cash and cash equivalents as of beginning of the period	834,033	1,160,889
Cash and cash equivalents as of end of the period	$752,968	$671,278

Non-cash financing activities:
Retirement of AB Units in connection with EQH Amended Exchange Agreement	$(820,188)	$—
Issuance of AB Units in connection with EQH Amended Exchange Agreement	$820,188	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025
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

Index
As of September 30, 2025, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	68.5%
AB Holding	30.8
Unaffiliated holders	0.7
100.0%

EQH Exchange

On July 10, 2025, AB entered into an amended and restated Exchange Agreement (the “Amended Exchange Agreement”) with EQH to increase the AB Units that remain available for exchange from 4,788,806 AB Units to 19,682,946 AB Units. At the time the Amended Exchange Agreement was entered into, AB issued and exchanged 19,682,946 AB Units for an equal number of AB Holding Units held by EQH. The acquired AB Holding Units from the exchange were retired, along with an equal number of AB Units. Following the exchange, the Amended Exchange Agreement was terminated.

After giving effect to such exchange and related retirements, including both the general partnership and limited partnership interest in AB Holding and AB, EQH has an approximate 68.5% economic interest in AB as of September 30, 2025.

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

Index
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
As of September 30, 2025, we had goodwill of $3.6 billion on the consolidated statement of financial condition, which included $2.6 billion as a result of the Sanford C. Bernstein Inc. (“Bernstein”) acquisition in 2000, $666.1 million as a result of the CarVal Investors L.P. ("CarVal") acquisition in 2022 and $291.9 million in regard to various smaller acquisitions.
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
As a part of our goodwill impairment evaluation, management uses the price of a publicly traded AB Holding Unit as a reasonable starting point for valuing an AB Unit because each represents the same fractional interest in our underlying business. Throughout the year, the carrying value of goodwill is also reviewed for impairment if certain events or changes in circumstances occur and trigger whether an interim impairment test may be required. Such changes in circumstances may include, but are not limited to, significant transactions including acquisitions or divestitures; a sustained decrease in the price of an AB Holding Unit or declines in AB’s market capitalization that would suggest that the fair value of the reporting unit is less than the carrying amount; significant and unanticipated declines in AB’s assets under management or revenues; and/or lower than expected earnings per unit. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, but none of these events or circumstances by itself would indicate that it is more likely than not that goodwill is impaired. Instead, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired. As of September 30, 2025, the impairment test indicated that goodwill was not impaired.

Index

3. Revenue Recognition

Revenues for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$852,478	$813,623	$2,475,663	$2,341,879
Performance-based fees	21,972	28,763	97,877	102,239
Bernstein research services (1)	—	—	—	96,222
Distribution revenues
All-in-management fees	90,754	87,396	266,124	247,500
12b-1 fees	16,008	17,128	47,508	50,302
Other distribution fees	103,662	84,692	294,179	230,009
Other revenues
Shareholder servicing fees	21,176	22,624	59,096	66,643
JV related revenues (2)	9,242	13,522	27,589	26,499
Other	2,932	3,473	10,044	10,930
	1,118,224	1,071,221	3,278,080	3,172,223
Not subject to contracts with customers:
Dividend and interest income, net of broker-dealer related interest expense	20,741	17,726	58,049	60,697
Investment (losses)	(2,721)	(3,512)	(31,084)	(15,398)
Other revenues	903	54	1,616	61
	18,923	14,268	28,581	45,360
Total net revenues	$1,137,147	$1,085,489	$3,306,661	$3,217,583
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

Index
Repurchases of AB Holding Units for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.1	1.1	1.3	2.1
Total Cash Paid for AB Holding Units Purchased (1)	$4.1	$38.6	$47.8	$71.7
Open Market Purchases of AB Holding Units Purchased (1)	0.1	1.1	1.1	1.8
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$3.9	$38.6	$42.3	$60.1
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2025 expired at the close of business on October 22, 2025. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first nine months of 2025 and 2024, we awarded to employees and Eligible Directors 1.6 million and 1.2 million restricted AB Holding Unit awards, respectively. We use AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units for these awards.

5.     Net Income per Unit

Net income per Unit is derived by reducing net income for the 1.0% general partnership interest and dividing the remaining 99.0% by the weighted average number of limited partnership units outstanding for each period. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$259,263	$345,972	$690,529	$873,471

Weighted average limited partnership Units outstanding	292,116	286,196	292,122	286,752
Net income per AB Unit	$0.88	$1.20	$2.34	$3.02

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

On October 23, 2025, the General Partner declared a distribution of $0.94 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2025. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on November 20, 2025 to holders of record on November 3, 2025.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2025 and December 31, 2024, $424.1 million and $499.2 million, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	September 30, 2025	December 31, 2024
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$30,787	$31,934
Seed capital	187,988	169,502
Other	164	388
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	20,070	10,831
Seed capital	24,667	18,397
Equity method investments:
Joint ventures	251,055	286,721
Other equity method investments	3,323	—
Time deposits	6,562	6,100
Other	11,988	11,331
Total investments	$536,604	$535,204

Total investments related to long-term incentive compensation obligations of $50.9 million and $42.8 million as of September 30, 2025 and December 31, 2024, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware

Index
business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of September 30, 2025 and December 31, 2024, our total seed capital investments were $414.3 million and $294.7 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

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

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net gains recognized during the period	$11,928	$8,321	$22,336	$20,365
Less: net gains recognized during the period on equity securities sold during the period	—	318	5,767	6,345
Unrealized gains recognized during the period on equity securities held	$11,928	$8,003	$16,569	$14,020

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

Index
The notional value and fair value as of September 30, 2025 and December 31, 2024 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
September 30, 2025:
Exchange-traded futures	$193,619	$75	$1,568
Currency forwards	83,410	5,060	5,082
Interest rate swaps	7,540	83	72
Credit default swaps	375,539	744	9,870
Total return swaps	187,081	2,864	585
Option swaps	50,048	5,188	435
Total derivatives	$897,237	$14,014	$17,612

December 31, 2024:
Exchange-traded futures	$157,787	$2,835	$33
Currency forwards	27,368	4,881	4,656
Interest rate swaps	17,667	367	14
Credit default swaps	199,720	4,172	9,099
Total return swaps	216,468	663	1,087
Option swaps	50,459	8,023	55
Total derivatives	$669,469	$20,941	$14,944

As of September 30, 2025 and December 31, 2024, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments for the three and nine months ended September 30, 2025 and 2024 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Exchange-traded futures	$(3,782)	$(5,443)	$(7,415)	$(7,893)
Currency forwards	809	(460)	(4,966)	(105)
Interest rate swaps	9	(1,298)	(301)	(873)
Credit default swaps	(1,445)	(920)	(3,932)	(1,840)
Total return swaps	168	(5,295)	(9,209)	(9,233)
Option swaps	(638)	(1,869)	(2,906)	(1,921)
Net (losses) on derivative instruments	$(4,879)	$(15,285)	$(28,729)	$(21,865)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2025 and December 31, 2024, we held $8.2 million and $10.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of September 30, 2025 and December 31, 2024, we delivered $11.0 million and $5.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of September 30, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2025:
Securities borrowed	$12,767	$—	$12,767	$(12,767)	$—	$—
Derivatives	$14,014	$—	$14,014	$—	$(8,152)	$5,862
December 31, 2024:
Securities borrowed	$1,144	$—	$1,144	$(1,044)	$—	$100
Derivatives	$20,941	$—	$20,941	$—	$(10,357)	$10,584
Offsetting of liabilities as of September 30, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2025:
Derivatives	$17,612	$—	$17,612	$—	$(11,039)	$6,573
December 31, 2024:
Derivatives	$14,944	$—	$14,944	$—	$(5,188)	$9,756

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
11.     Fair Value

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of fair value of our consolidated company-sponsored investment funds.

Index
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Total
September 30, 2025:
Money markets	$159,958	$—	$—	$—	$159,958
Securities segregated (U.S. Treasury Bills)	—	424,119	—	—	424,119
Derivatives	75	13,939	—	—	14,014
Equity securities	172,654	43,885	124	2,276	218,939
Other investments	9,194	—	—	—	9,194
Total assets measured at fair value	$341,881	$481,943	$124	$2,276	$826,224

Derivatives	$1,569	$16,043	$—	$—	$17,612
Contingent payment arrangements	—	—	8,562	—	8,562
Total liabilities measured at fair value	$1,569	$16,043	$8,562	$—	$26,174

December 31, 2024:
Money markets	$146,781	$—	$—	$—	$146,781
Securities segregated (U.S. Treasury Bills)	—	499,245	—	—	499,245
Derivatives	2,835	18,106	—	—	20,941
Equity securities	193,766	5,921	121	2,016	201,824
Other investments	8,593	—	—	—	8,593
Total assets measured at fair value	$351,975	$523,272	$121	$2,016	$877,384

Derivatives	$33	$14,911	$—	$—	$14,944
Contingent payment arrangements	—	—	9,385	—	9,385
Total liabilities measured at fair value	$33	$14,911	$9,385	$—	$24,329

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

Index
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
During the nine months ended September 30, 2025 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Balance as of beginning of period	$121	$116	$121	$118
Unrealized gains (losses), net	3	22	3	20
Balance as of end of period	$124	$138	$124	$138

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Balance as of beginning of period	$8,520	$255,166	$9,385	$252,690
Accretion	42	2,558	148	7,674
Change in estimate	—	(128,505)	—	(128,505)
Payments	—	—	(971)	(2,640)
Balance as of end of period	$8,562	$129,219	$8,562	$129,219

During the third quarter of 2024, we remeasured the contingent liability associated with our acquisition of AB Carval in 2022 and recorded a gain reflected within contingent payment arrangements in the condensed consolidated statements of income of $128.5 million. The fair value of the contingent consideration was remeasured using forecasted future cash flows

Index
using the Real Options valuation methodology. The most significant assumptions used to remeasure the liability were expected revenue growth rates and discount rates.

As of September 30, 2025, the expected revenue growth rates ranged from 2.0% to 13.3%, with a weighted average of 6.8%, calculated using cumulative revenues and range of revenue growth rates and a discount rate of 1.9%. As of September 30, 2024, including the CarVal contingent remeasurement, the expected revenue growth rates ranged from (2.2)% to 29.3%, with a weighted average of 8.6%, calculated using cumulative revenues and a range of revenue growth rates. The discount rates ranged from 1.9% to 10.4%, with a weighted average of 5.1%, calculated using total contingent liabilities and range of discount rates.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2025 or during the year ended December 31, 2024.

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

Guarantees

In 2024, AB and Societe General ("SocGen") completed a transaction forming two joint ventures, one outside of North America and one within North America ("NA JV"). In connection with the transaction, Bernstein Institutional Services LLC (“BIS”), the U.S. broker-dealer subsidiary of the NA JV, entered into a credit facility agreement with SocGen, as lender, providing for up to $60.0 million of working capital. As a condition of the credit facility and until SocGen’s ownership exceeds 50% of NA JV, AB will provide a limited guarantee under which AB will guarantee up to its percentage ownership, currently 66.7%, of any unpaid obligations of BIS. As of September 30, 2025, there were no unpaid obligations under this facility requiring a guarantee by AB. Effective February 28, 2025, the agreement was amended and the original maturity date of April 1, 2025 was extended to March 31, 2026. The current commitment under the facility has also been reduced from $60.0 million to $30.0 million. There were no other material amendments to the credit facility.

In addition, AB will indemnify SocGen Canada ("SG Canada") for certain obligations and liabilities in relation to Sanford C. Bernstein Canada ("SCB Canada") until such time as SocGen exceeds 50% ownership of NA JV (the “Canadian Regulatory Guarantee”). Under the terms of the Canadian Regulatory Guarantee, SG Canada must guarantee the customer liabilities of SCB Canada to the full extent of its regulatory capital which fluctuates based upon business activity. AB has agreed to indemnify SG Canada for 66.7% of any amounts paid by SG Canada under the Canadian Regulatory Guarantee. As of September 30, 2025, there were no unpaid obligations requiring a guarantee by AB.

Commitments

During the fourth quarter of 2024, we entered into a non-exclusive partnership with Reinsurance Group of America, Incorporated (“RGA”) under which we committed to invest $100.0 million in a reinsurance sidecar vehicle sponsored by RGA and focused on the U.S. asset-intensive reinsurance market. AB intends to manage private alternative assets for RGA’s general account as part of a separate transaction. As of September 30, 2025, we have funded $0.1 million of this commitment.

Index

During the third quarter of 2025, we entered into a non-exclusive partnership with Carlyle Investment Management L.L.C. (the "Asset Management Sponsor") and Fortitude International Ltd. (the "Insurance Sponsor/and or their respective affiliates"), and together (the "Sponsors") under which we committed to invest $100.0 million in a reinsurance sidecar vehicle Carlyle FCA Re, L.P. (the "FCA Re Sidecar'"). The FCA Re Sidecar is focused on reinsuring Asian liabilities. AB intends to manage private alternative assets for the Insurance Sponsor as part of a separate transaction. As of September 30, 2025, we have not funded any of this commitment.

Joint Ventures

Effective April 1, 2024, AB and SocGen formed a global joint venture with two joint venture holding companies, one outside of North America and one within North America ("NA JV", and together the "JVs"). AB owns a 66.7% majority interest in the NA JV while SocGen owns a 51% majority interest in the joint venture outside of North America.

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

During the third quarter of 2025, appropriate regulatory approval for SocGen to increase its ownership to 51% was received and AB has issued formal notice of its intent to exercise the AB Option. AB will deliver the additional equity once the remaining AB option conditions have been fulfilled by the parties, at a future date, expected within the first half of 2026. Upon delivery of the additional equity, SG will own a majority interest in the NA JV. Until such time the equity is delivered, AB will maintain a 66.7% interest in the NA JV and a 49% interest in the JV outside of North America.

13.     Leases

We lease office space, furniture and office equipment under various operating and financing leases. Our current leases have initial lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
Leases included in the condensed consolidated statement of financial condition as of September 30, 2025 and December 31, 2024 were as follows:

	Classification	September 30, 2025	December 31, 2024
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$447,915	$441,662
Operating lease liabilities	Lease liabilities	510,558	504,171

Finance Leases
Property and equipment, gross	Right-of-use assets	21,222	19,548
Amortization of right-of-use assets	Right-of-use assets	(13,591)	(11,333)
Property and equipment, net		7,631	8,215
Finance lease liabilities	Lease liabilities	7,982	8,444

Index
The components of lease expense included in the condensed consolidated statement of income as of September 30, 2025 and September 30, 2024 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2025	2024	2025	2024
		(in thousands)
Operating lease cost	General and administrative	$16,673	$32,154	$48,911	$87,674
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,230	1,141	3,871	3,240
Interest on lease liabilities	Interest expense	90	85	298	245
Total finance lease cost		1,320	1,226	4,169	3,485
Variable lease cost (1)	General and administrative	3,738	12,563	9,515	32,453
Sublease income	General and administrative	(716)	(7,938)	(1,981)	(24,407)
Net lease cost		$21,015	$38,005	$60,614	$99,205
(1) Variable lease expense includes operating expenses, real estate taxes and employee parking.
The sub-lease income represents all revenues received from sub-tenants. It is primarily fixed base rental payments combined with variable reimbursements such as operating expenses, real estate taxes and employee parking. Sub-tenant income related to base rent is recorded on a straight-line basis.
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2025 (excluding the nine months ended September 30, 2025)	$12,918	$1,212	$14,130
2026	64,484	4,120	68,604
2027	63,240	2,075	65,315
2028	56,054	753	56,807
2029	52,309	228	52,537
Thereafter	460,129	—	460,129
Total lease payments	709,134	8,388	717,522
Less interest	(198,576)	(406)
Present value of lease liabilities	$510,558	$7,982

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	13.50
Finance leases	2.18
Weighted average discount rate:
Operating leases	4.51%
Finance leases	4.39%

Index
Supplemental non-cash activity related to leases was as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	29,984	214,349
Finance leases	1,661	—
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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	September 30, 2025			December 31, 2024
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$12,027	$38	$12,065	$1,671	$318	$1,989
Investments	320,922	32,721	353,643	82,027	58,765	140,792
Other assets	29,235	708	29,943	1,317	13,484	14,801
Total assets	$362,184	$33,467	$395,651	$85,015	$72,567	$157,582

Liabilities	$33,488	$557	$34,045	$345	$1,371	$1,716
Redeemable non-controlling interest	152,494	7,179	159,673	31,670	16,819	48,489
Partners' capital attributable to AB Unitholders	176,202	25,731	201,933	53,000	54,377	107,377
Total liabilities, redeemable non-controlling interest and partners' capital	$362,184	$33,467	$395,651	$85,015	$72,567	$157,582
During the nine-month period ended September 30, 2025, we deconsolidated four funds in which we had a seed investment of approximately $53.9 million as of December 31, 2024, due to no longer having a controlling financial interest.

Changes in the redeemable non-controlling interest balance during the nine-month period ended September 30, 2025 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2024	$48,489
Deconsolidated funds	(12,857)
Changes in third-party seed investments in consolidated funds	124,041
Redeemable non-controlling interest as of September 30, 2025	$159,673

Index
Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2025:
Investments - VIEs	$35,276	$253,736	$31,910	$320,922
Investments - VOEs	6,269	26,452	—	32,721
Derivatives - VIEs	1,183	18,728	—	19,911
Derivatives - VOEs	39	—	—	39
Total assets measured at fair value	$42,767	$298,916	$31,910	$373,593

Derivatives - VIEs	$1,127	$18,559	$—	$19,686
Total liabilities measured at fair value	$1,127	$18,559	$—	$19,686

December 31, 2024:
Investments - VIEs	$15,240	$66,787	$—	$82,027
Investments - VOEs	249	58,516	—	58,765
Derivatives - VIEs	48	53	—	101
Derivatives - VOEs	—	11,483	—	11,483
Total assets measured at fair value	$15,537	$136,839	$—	$152,376

Derivatives - VIEs	$72	$13	$—	$85
Total liabilities measured at fair value	$72	$13	$—	$85

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Balance as of beginning of period	$—	$—	$—	$—
Newly consolidated funds:
Consumer loan securities	27,347	—	27,347	—
Aviation securities	4,563	—	4,563	—
Transfers in	—	73	—	73
Unrealized gains, net	—	20	—	20
Balance as of end of period	$31,910	$93	$31,910	$93
Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.

Index
Derivative Instruments
As of September 30, 2025 and December 31, 2024, the VIEs held $0.2 million (net) and zero, respectively, of futures, forwards and swaps within their portfolios. For the three and nine months ended September 30, 2025, we recognized $0.1 million of gains and $0.3 million of losses, respectively, on these derivatives. For the three and nine months ended September 30, 2024, we recognized $0.7 million of gains and $0.2 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of September 30, 2025 and December 31, 2024, the VIEs held no cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of September 30, 2025 and December 31, 2024, the VIEs delivered $0.4 million and $0.3 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of September 30, 2025 and December 31, 2024, the VOEs held $39 thousand and $11.5 million futures, forwards, options or swaps within their portfolios. For the three and nine months ended September 30, 2025 and September 30, 2024, we recognized no gains or losses on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed statements of income.
As of September 30, 2025 and December 31, 2024, the VOEs held no cash collateral payable to trade counterparties.
As of September 30, 2025 and December 31, 2024, the VOEs delivered no cash collateral in brokerage accounts.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of September 30, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2025:
Derivatives - VIEs	$19,911	$—	$19,911	$—	$(13)	$19,898
Derivatives - VOEs	$39	$—	$39	$—	$—	$39
December 31, 2024:
Derivatives - VIEs	$101	$—	$101	$—	$(2)	$99
Derivatives - VOEs	11,483	—	11,483	—	—	11,483

Index
Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of September 30, 2025 and December 31, 2024 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2025:
Derivatives - VIEs	$19,686	$—	$19,686	$—	$(404)	$19,282
December 31, 2024:
Derivatives - VIEs	$85	$—	$85	$—	$(85)	$—

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of September 30, 2025, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $47.5 billion. Our maximum risk of loss is our investment of $37.5 million in these VIEs and our advisory fee receivables from these VIEs is $90.7 million. As of December 31, 2024, the net assets of company-sponsored investment products that are non-consolidated VIEs was approximately $46.9 billion. Our maximum risk of loss is our investment of $17.3 million in these VIEs and our advisory fees receivable from these VIEs was $115.2 million.
15.     Units Outstanding

Changes in AB Units outstanding during the nine-month period ended September 30, 2025 were as follows:

Outstanding as of December 31, 2024	292,107,907
Units issued (1)	20,979,780
Units retired (1) (2)	(20,869,292)
Outstanding as of September 30, 2025	292,218,395
(1) Includes 19,682,946 issued and retired AB Units in connection with the Amended Exchange Agreement entered into with EQH on July 10, 2025.
(2) During the nine months ended September 30, 2025, we purchased 35,380 AB Units in private transactions and retired them.

16.     Debt

Credit Facility
AB has an $800.0 million committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders. The Credit Facility was amended and restated as of August 5, 2025, extending the maturity date to August 5, 2030 and removing Sanford C. Bernstein & Co., LLC ("SCB LLC") as a co-borrower. There were no other significant changes included in the amendment. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB business purposes, including the support of AB’s commercial paper program. Management may draw on the Credit Facility from time to time.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2025, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of

Index
default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of September 30, 2025 and December 31, 2024, we had no amounts outstanding under the Credit Facility. Furthermore, during the first nine months of 2025 and the full year 2024, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of September 30, 2025, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of September 30, 2025 and December 31, 2024, AB had $465.0 million and $710.0 million outstanding under the EQH Facility, with interest rates of approximately 4.0% and 4.3%, respectively. Average daily borrowings on the EQH Facility for the first nine months of 2025 and the full year 2024 were $411.7 million and $494.2 million, respectively, with weighted average interest rates of approximately 4.3% and 5.2%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of September 30, 2025, we were in compliance with these covenants. As of September 30, 2025 and December 31, 2024 we had no amounts outstanding on the EQH Uncommitted Facility. During the first nine months of 2025 and full year 2024, we did not draw upon the EQH Uncommitted Facility.

Commercial Paper
As of both September 30, 2025 and December 31, 2024 we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2025 and full year 2024 were $212.7 million and $268.2 million, respectively, with weighted average interest rates of approximately 4.5% and 5.4%, respectively.

SCB Lines of Credit
SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $150.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of September 30, 2025 and December 31, 2024, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on these lines of credit during the first nine months of 2025 and full year 2024 were $0.5 million and $0.6 million, respectively, with weighted average interest rates of approximately 7.4% and 8.5%, respectively.

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

Enterprise-wide disclosures as of and for the three and nine months ended September 30, 2025 and 2024 were as follows:

Services
Net revenues derived from our investment management, research and related services for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Institutions(1)	$161,090	$167,376	$496,113	$483,428
Retail(1)	631,769	593,323	1,834,917	1,696,171
Private Wealth Management(1)	313,191	293,527	909,416	858,973
Bernstein Research Services (2)	—	—	—	96,222
Other	46,300	52,477	114,597	149,532
Total revenues	1,152,350	1,106,703	3,355,043	3,284,326
Less: Broker-dealer related Interest expense	15,203	21,214	48,382	66,743
Net revenues	$1,137,147	$1,085,489	$3,306,661	$3,217,583
(1) Institutions, Retail and Private Wealth management revenues by channel include investment advisory base fees, performance-based fees, distribution revenues and shareholder servicing fees by channel.
(2) Effective April 1, 2024, AB deconsolidated the Bernstein Research Services business.
Our AllianceBernstein U.S. Growth Stock, an open-end fund incorporated in Japan, generated approximately 8% of our investment advisory and service fees for the three and nine months ended September 30, 2025 and 13% and 12% of our net revenues for the three and nine months ended September 30, 2025, respectively. U.S. Growth Stock generated approximately 7% of our investment advisory and service fees or the three and nine months ended September 30, 2024 and 11% and 10% of our net revenues for the three and nine months ended September 30, 2024, respectively.

Index
Geographic Information
Net revenues related to our U.S. and international operations, for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net revenues:
United States	$662,818	$635,390	$1,929,406	$1,922,898
International:
Luxembourg	268,907	264,543	788,140	770,414
Japan	152,549	129,926	434,553	352,317
Other International	52,873	55,630	154,562	171,954
Total International	474,329	450,099	1,377,255	1,294,685
Total	$1,137,147	$1,085,489	$3,306,661	$3,217,583
Long-lived assets related to our U.S. and international operations, as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Long-lived assets:
United States	$4,142,891	$4,187,885
International	54,652	57,140
Total	$4,197,543	$4,245,025

Major Customers

No single customer or individual client accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2025 and 2024.

18. Qualified Employee Benefit Plans

We maintained a qualified, noncontributory, defined benefit retirement plan (the “Retirement Plan”) covering current and former employees who were employed by AB in the United States prior to October 2, 2000. During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. We began the process of settling benefits with vested participants and all lump sum disbursements elected by plan participants were distributed in December 2024 in the amount of $35.0 million. The remaining retirement plan participants who did not elect a lump sum disbursement elected to roll over their benefit to a group annuity contract from a qualified insurance company to administer all future payments. During the nine months ended September 30, 2025, we settled all future obligations under the Retirement Plan and transferred the remaining benefit obligations to a qualified third party insurance provider under a group annuity contract. The total annuity premium transferred was $59.4 million.

Following the transfer related to the annuity purchase, the plans funded status was in a deficit and the company funded an additional $1.7 million to cover all remaining obligations. As a result of the settlement we recognized an initial non-cash settlement charge of approximately $20.8 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the condensed consolidated statements of income. During the nine months ended September 30, 2025, we recognized an adjustment of $3.1 million due to further reconciliation and true up activities. The final settlement charge, net of true up amounts, was $17.7 million for the nine months ended September 30, 2025.

Index
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of September 30, 2025 were $860.1 billion, up $31.0 billion, or 3.7%, compared to June 30, 2025, and up $54.2 billion, or 6.7%, compared to September 30, 2024. During the third quarter of 2025 AUM increased due to market appreciation of $33.3 billion, offset by net outflows of $2.3 billion (Institutional net outflows of $1.8 billion and Retail net outflows of $1.7 billion were offset by Private Wealth net inflows of $1.2 billion).

Institutional AUM increased $11.4 billion, or 3.4%, to $351.4 billion during the third quarter of 2025, due to market appreciation of $13.2 billion, offset by net outflows of $1.8 billion. Gross sales increased sequentially from $3.7 billion during the second quarter of 2025 to $14.0 billion during the third quarter of 2025. Redemptions and terminations decreased sequentially from $3.7 billion to $2.8 billion.

Retail AUM increased $11.5 billion, or 3.3%, to $356.2 billion during the third quarter of 2025, due to market appreciation of $13.2 billion, offset by net outflows of $1.7 billion. Gross sales increased sequentially from $19.4 billion during the second quarter of 2025 to $22.6 billion during the third quarter of 2025. Redemptions and terminations decreased sequentially from $21.8 billion to $20.4 billion.

Private Wealth AUM increased $8.1 billion, or 5.6%, to $152.5 billion during the third quarter of 2025, due to market appreciation of $6.9 billion and net inflows of $1.2 billion. Gross sales increased sequentially from $4.8 billion during the second quarter of 2025 to $5.8 billion during the third quarter of 2025. Redemptions and terminations decreased sequentially from $5.2 billion to $4.6 billion.

Net revenues of $1.1 billion for the third quarter of 2025 increased $51.7 million, or 4.8%, compared to the third quarter of 2024. The increase was primarily due to higher investment advisory base fees of $38.9 million, higher distribution revenues of $21.2 million and higher net dividend and interest revenues of $3.0 million, partially offset by lower performance-based fees of $6.8 million and lower other revenues of $5.4 million.

Operating expenses for the third quarter of 2025 increased $133.5 million, or 18.5%, to $853.7 million from $720.2 million in the third quarter of 2024. The increase was primarily due to a prior period gain of $128.5 million related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB CarVal in 2022, higher employee compensation and benefits expense of $25.9 million and higher promotion and servicing expense of $20.7 million, partially offset by lower general and administrative ("G&A") expense of $37.6 million and lower interest on borrowings of $1.3 million.

Operating income decreased $81.8 million, or 22.4%, to $283.5 million from $365.3 million in the third quarter of 2024 and our operating margin decreased to 24.3% in the third quarter of 2025 from 33.2% in the third quarter of 2024.

Market Environment

U.S. Equities
U.S. equity markets delivered strong returns in the third quarter of 2025, benefitting from resilient consumer spending, benign inflation readings and strong GDP growth. Earnings momentum also supported the equity rally, with consensus estimates indicating a year-over-year earnings growth of approximately 7–8% for the S&P 500 in the third quarter of 2025. The S&P 500 returned 8.1% during the current quarter, reaching record highs. Market breadth improved notably, with small-cap stocks outperforming large-caps, driving 12.4% returns for the Russell 2000 in the current quarter. The rally was led by the information technology and communication services sectors while sectors like energy and utilities lagged, constrained by volatile commodity prices and margin pressure. While AI-levered companies continued to drive outsized gains, the strength in small- and mid-cap segments lent confidence in broader participation.

Global and Non-U.S. Equities
Eurozone equities maintained their positive momentum as economic data stabilized and fiscal policy remained supportive with the MSCI European Economic and Monetary Union index returning 4.3% (gross, Euro terms) during the third quarter of 2025. U.K. equities also recorded strong gains, with the MSCI U.K. returning 7.8% (gross U.K. terms) as a weaker British pound aided companies with international operations. Japanese equities saw strong performance, with the TOPIX Index returning 11.4%, supported by improving corporate earnings outlook and yen weakness that boosted exporters. Emerging market equities had a strong quarter with the MSCI Emerging Markets index generating 11.0% returns (gross, USD terms), driven by a strong rally in Chinese equities following additional fiscal stimulus, liquidity injections, and trade talk progression between the U.S. and China.

Index
Global Bonds
Government bonds showed mixed performance in the third quarter of 2025, with U.S. Treasury yields decreasing, while U.K., German, and Japanese yields increased. In the U.S., the Federal Reserve ("the Fed") implemented a well-anticipated 25 basis point policy rate cut in September, its first cut of the year, citing signs of a slowing labor market and softer job data. The Fed's updated forecasts from the September Summary of Economic Projections indicated a more dovish outlook, with expectations of slightly lower GDP growth and inflation trending towards target. In contrast, eurozone and Japanese sovereign bonds fell, driven by political turmoil and increased fiscal spending.

Credit markets performed well, with investment-grade corporates tightening spreads, while high-yield bonds and emerging-market debt saw strong returns driven by improved risk sentiment. Globally, sovereign and corporate bonds benefited from the decline in yields, although inflation and fiscal worries in certain regions limited overall returns. In the U.S., core bonds advanced, with the Bloomberg U.S. Aggregate Bond Index returning 2.0% over the third quarter.

Relationship with EQH and its Subsidiaries

EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. During the second quarter of 2023, Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), committed to an additional $10 billion in permanent capital to build out AB's private illiquid offerings, including private alternatives and private placements, deployment of which is approximately 70% complete. The initial $10 billion commitment from 2021 has been fully deployed. We expect this anticipated capital from EQH's insurance subsidiaries will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, included in the initial $10 billion commitment by EQH is $750 million in capital deployed through AB CarVal.

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

Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2025	2024	$ Change	% Change
	(in billions)

Institutions	$351.4	$335.2	$16.2	4.8%
Retail	356.2	334.5	21.7	6.5
Private Wealth	152.5	136.2	16.3	11.9
Total	$860.1	$805.9	$54.2	6.7%

Index
Assets under management by investment service are as follows:

	As of September 30,
	2025	2024	$ Change	% Change
	(in billions)
Equity
Actively Managed	$281.3	$271.3	$10.0	3.7%
Passively Managed(1)	77.3	68.9	8.4	12.2
Total Equity	358.6	340.2	18.4	5.4

Fixed Income
Actively Managed
Taxable	214.3	216.2	(1.9)	(0.9)
Tax–exempt	85.8	71.2	14.6	20.5
	300.1	287.4	12.7	4.4
Passively Managed(1)	10.1	11.4	(1.3)	(11.8)
Total Fixed Income	310.2	298.8	11.4	3.8

Alternatives/Multi-Asset Solutions(2)
Actively Managed	177.9	155.9	22.0	14.1
Passively Managed(1)	13.4	11.0	2.4	21.8
Total Alternatives/Multi-Asset Solutions	191.3	166.9	24.4	14.6
Total	$860.1	$805.9	$54.2	6.7%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2025 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of June 30, 2025	$340.0	$344.7	$144.4	$829.1
Long-term flows:
Sales/new accounts	14.0	22.6	5.8	42.4
Redemptions/terminations	(2.8)	(20.4)	(4.6)	(27.8)
Cash flow/unreinvested dividends	(13.0)	(3.9)	—	(16.9)
Net long-term (outflows) inflows	(1.8)	(1.7)	1.2	(2.3)
Market appreciation	13.2	13.2	6.9	33.3
Net change	11.4	11.5	8.1	31.0
Balance as of September 30, 2025	$351.4	$356.2	$152.5	$860.1

Balance as of December 31, 2024	$321.4	$334.3	$136.5	$792.2
Long-term flows:
Sales/new accounts	22.2	67.7	16.5	106.4
Redemptions/terminations	(9.0)	(64.5)	(14.8)	(88.3)
Cash flow/unreinvested dividends	(15.9)	(8.8)	—	(24.7)
Net long-term (outflows) inflows	(2.7)	(5.6)	1.7	(6.6)
Transfers	0.5	(0.1)	(0.4)	—
Market appreciation	32.2	27.6	14.7	74.5
Net change	30.0	21.9	16.0	67.9
Balance as of September 30, 2025	$351.4	$356.2	$152.5	$860.1

Balance as of September 30, 2024	$335.2	$334.5	$136.2	$805.9
Long-term flows:
Sales/new accounts	24.3	94.1	21.6	140.0
Redemptions/terminations	(12.9)	(85.0)	(19.6)	(117.5)
Cash flow/unreinvested dividends	(20.2)	(13.7)	—	(33.9)
Net long-term (outflows) inflows	(8.8)	(4.6)	2.0	(11.4)
Adjustments(1)	—	—	0.7	0.7
Transfers	0.5	(0.1)	(0.4)	—
Market appreciation	24.5	26.4	14.0	64.9
Net change	16.2	21.7	16.3	54.2
Balance as of September 30, 2025	$351.4	$356.2	$152.5	$860.1

(1)This adjustment is due to a change in fee policy related to certain fixed income assets effective October 1, 2024.

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of June 30, 2025	$273.4	$70.8	$214.5	$79.5	$10.2	$180.7	$829.1
Long-term flows:
Sales/new accounts	10.9	2.8	15.4	7.6	—	5.7	42.4
Redemptions/terminations	(14.1)	(0.1)	(8.9)	(3.5)	(0.1)	(1.1)	(27.8)
Cash flow/unreinvested dividends	(3.2)	(1.5)	(10.7)	—	(0.1)	(1.4)	(16.9)
Net long-term (outflows) inflows	(6.4)	1.2	(4.2)	4.1	(0.2)	3.2	(2.3)
Transfers	0.5	(0.5)	—	—	—	—	—
Market appreciation	13.8	5.8	4.0	2.2	0.1	7.4	33.3
Net change	7.9	6.5	(0.2)	6.3	(0.1)	10.6	31.0
Balance as of September 30, 2025	$281.3	$77.3	$214.3	$85.8	$10.1	$191.3	$860.1

Balance as of December 31, 2024	$263.4	$68.3	$209.3	$76.2	$10.3	$164.7	$792.2
Long-term flows:
Sales/new accounts	32.4	3.8	37.2	19.3	0.2	13.5	106.4
Redemptions/terminations	(40.2)	(2.1)	(30.5)	(11.6)	(0.2)	(3.7)	(88.3)
Cash flow/unreinvested dividends	(7.1)	(2.3)	(13.8)	—	(0.8)	(0.7)	(24.7)
Net long-term (outflows) inflows	(14.9)	(0.6)	(7.1)	7.7	(0.8)	9.1	(6.6)
Transfers	0.5	(0.5)	—	—	—	—	—
Market appreciation	32.3	10.1	12.1	1.9	0.6	17.5	74.5
Net change	17.9	9.0	5.0	9.6	(0.2)	26.6	67.9
Balance as of September 30, 2025	$281.3	$77.3	$214.3	$85.8	$10.1	$191.3	$860.1

Balance as of September 30, 2024	$271.3	$68.9	$216.2	$71.2	$11.4	$166.9	$805.9
Long-term flows:
Sales/new accounts	44.2	4.0	47.5	27.8	0.2	16.3	140.0
Redemptions/terminations	(54.1)	(2.3)	(40.8)	(14.8)	(0.6)	(4.9)	(117.5)
Cash flow/unreinvested dividends	(12.3)	(3.7)	(14.5)	0.2	(1.1)	(2.5)	(33.9)
Net long-term (outflows) inflows	(22.2)	(2.0)	(7.8)	13.2	(1.5)	8.9	(11.4)
Adjustments (3)	—	—	0.2	0.5	—	—	0.7
Transfers	0.5	(0.5)	—	—	—	—	—
Market appreciation	31.7	10.9	5.7	0.9	0.2	15.5	64.9
Net change	10.0	8.4	(1.9)	14.6	(1.3)	24.4	54.2
Balance as of September 30, 2025	$281.3	$77.3	$214.3	$85.8	$10.1	$191.3	$860.1

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services
(3)This adjustment is due to a change in fee policy related to certain fixed income assets effective October 1, 2024.

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, nine-month and twelve-month periods ended September 30, 2025 are as follows:

	Periods Ended September 30, 2025
	Three-months	Nine-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(6.4)	$(14.9)	$(22.2)
Fixed Income	(0.1)	0.6	5.4
Alternatives/Multi-Asset Solutions	3.1	8.7	8.3
Total Actively Managed	(3.4)	(5.6)	(8.5)

Passively Managed
Equity	1.2	(0.6)	(2.0)
Fixed Income	(0.2)	(0.8)	(1.5)
Alternatives/Multi-Asset Solutions	0.1	0.4	0.6
Total Passively Managed	1.1	(1.0)	(2.9)
Total net long-term (outflows)	$(2.3)	$(6.6)	$(11.4)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$343.5	$328.4	$15.1	4.6%	$332.7	$321.8	$10.9	3.4%
Retail	349.5	324.4	25.1	7.7	339.2	309.3	29.9	9.7
Private Wealth	147.8	133.1	14.7	11.1	141.9	128.2	13.7	10.7
Total	$840.8	$785.9	$54.9	7.0%	$813.8	$759.3	$54.5	7.2%
Investment Service:
Equity Actively Managed	$276.1	$267.2	$8.9	3.3%	$266.3	$259.6	$6.7	2.6%
Equity Passively Managed(1)	74.3	67.3	7.0	10.4	70.6	65.0	5.6	8.5
Fixed Income Actively Managed – Taxable	212.8	212.3	0.5	0.2	211.2	211.0	0.2	0.1
Fixed Income Actively Managed – Tax-exempt	82.2	68.6	13.6	19.8	79.6	65.3	14.3	21.9
Fixed Income Passively Managed(1)	10.1	11.3	(1.2)	(10.7)	10.2	11.2	(1.0)	(9.0)
Alternatives/Multi-Asset Solutions(2)	185.3	159.2	26.1	16.4	175.9	147.2	28.7	19.5
Total	$840.8	$785.9	$54.9	7.0%	$813.8	$759.3	$54.5	7.2%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Our Institutional channel third quarter average AUM of $343.5 billion increased $15.1 billion, or 4.6%, compared to the third quarter of 2024, while Institutional channel third quarter ending AUM increased $16.2 billion, or 4.8%, to $351.4 billion from September 30, 2024. The $16.2 billion increase in AUM resulted primarily from market appreciation of $24.5 billion, partially offset by net outflows of $8.8 billion.

Index

Our Retail channel third quarter average AUM of $349.5 billion increased $25.1 billion, or 7.7%, compared to the third quarter of 2024, while Retail channel third quarter ending AUM increased $21.7 billion, or 6.5%, to $356.2 billion from September 30, 2024. The $21.7 billion increase resulted primarily from market appreciation of $26.4 billion, partially offset by net outflows of $4.6 billion.

Our Private Wealth channel third quarter average AUM of $147.8 billion increased $14.7 billion, or 11.1%, compared to the third quarter of 2024, while Private Wealth channel third quarter ending AUM increased $16.3 billion, or 11.9%, to $152.5 billion from September 30, 2024. The $16.3 billion increase resulted primarily from market appreciation of $14.0 billion and net inflows of $2.0 billion.

Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2025 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Income (fixed income)
Absolute return	5.6%	8.7%	2.7%
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	2.7	3.8	3.1
High Income (fixed income)
Absolute return	8.2	12.6	6.4
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(0.4)	(0.2)	0.7
Global Plus - Hedged (fixed income)
Absolute return	3.3	5.6	0.8
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.3	0.4	0.4
Intermediate Municipal Bonds (fixed income)
Absolute return	2.8	4.9	2.0
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.3	0.7	0.7
U.S. Core Plus (fixed income)
Absolute return	4.1	6.1	0.4
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.3	1.1	0.9
Emerging Market Debt (fixed income)
Absolute return	8.4	13.4	2.9
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.7	2.1	0.7
Sustainable Global Thematic
Absolute return	3.5	15.2	7.5
Relative return (vs. MSCI ACWI Index)	(13.8)	(7.9)	(6.1)
International Strategic Core Equity
Absolute return	17.0	22.2	11.1
Relative return (vs. MSCI EAFE Index)	2.0	0.5	(0.1)
U.S. Small & Mid Cap Value
Absolute return	2.5	13.6	15.1
Relative return (vs. Russell 2500 Value Index)	(6.5)	(1.8)	0.1

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Large Cap Value
Absolute return	11.2	20.1	17.3
Relative return (vs. Russell 1000 Value Index)	1.8	3.2	3.4
U.S. Small Cap Growth
Absolute return	3.8	15.2	5.0
Relative return (vs. Russell 2000 Growth Index)	(9.7)	(1.5)	(3.4)
U.S. Large Cap Growth
Absolute return	16.7	26.4	14.6
Relative return (vs. Russell 1000 Growth Index)	(8.8)	(5.2)	(2.9)
U.S. Small & Mid Cap Growth
Absolute return	5.1	15.2	5.4
Relative return (vs. Russell 2500 Growth Index)	(7.5)	(0.8)	(2.3)
Concentrated U.S. Growth
Absolute return	7.0	16.8	10.7
Relative return (vs. S&P 500 Index)	(10.6)	(8.1)	(5.8)
Select U.S. Equity
Absolute return	19.3	24.6	17.8
Relative return (vs. S&P 500 Index)	1.7	(0.4)	1.3
Strategic Equities
Absolute return	14.8	23.5	16.0
Relative return (vs. Russell 3000 Index)	(2.6)	(0.6)	0.3
Global Core Equity
Absolute return	9.4	19.9	11.0
Relative return (vs. MSCI ACWI Index)	(7.9)	(3.2)	(2.6)
U.S. Strategic Core Equity
Absolute return	13.6	22.1	15.1
Relative return (vs. S&P 500 Index)	(4.0)	(2.8)	(1.4)
Select U.S. Equity Long/Short
Absolute return	12.1	14.8	11.6
Relative return (vs. S&P 500 Index)	(5.5)	(10.1)	(4.9)
Global Strategic Core Equity
Absolute return	12.8	20.6	13.3
Relative return (vs. S&P 500 Index)	(4.4)	(3.1)	(1.1)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,137,147	$1,085,489	$51,658	4.8%	$3,306,661	$3,217,583	$89,078	2.8%
Expenses	853,670	720,208	133,462	18.5	2,564,721	2,411,016	153,705	6.4
Operating income	283,477	365,281	(81,804)	(22.4)	741,940	806,567	(64,627)	(8.0)
Non-operating income	—	—	—	—	—	134,555	(134,555)	n/m
Pre-tax income	283,477	365,281	(81,804)	(22.4)	741,940	941,122	(199,182)	(21.2)
Income taxes	17,085	14,255	2,830	19.9	46,566	50,389	(3,823)	(7.6)
Net income	266,392	351,026	(84,634)	(24.1)	695,374	890,733	(195,359)	(21.9)
Net income of consolidated entities attributable to non-controlling interests	7,129	5,054	2,075	41.1	4,845	17,262	(12,417)	(71.9)
Net income attributable to AB Unitholders	$259,263	$345,972	$(86,709)	(25.1)	$690,529	$873,471	$(182,942)	(20.9)

Net income per AB Unit	$0.88	$1.20	$(0.32)	(26.7)	$2.34	$3.02	$(0.68)	(22.5)

Distributions declared per AB Unit	$0.94	$0.85	$0.09	10.6%	$2.66	$2.45	$0.21	8.6%

Operating margin (1)	24.3%	33.2%			22.3%	24.5%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended September 30, 2025 decreased $86.7 million, or 25.1%, from the three months ended September 30, 2024. The decrease is primarily due to (in millions):

Lower prior period gain on adjustment of contingent payment arrangements	$(126.0)
Higher employee compensation and benefits expense	(25.9)
Higher promotion and servicing expense	(20.7)
Lower performance-based fees	(6.8)
Lower other revenue	(5.4)
Higher base advisory fees	38.9
Lower general and administrative expense	37.6
Higher distribution revenues	21.2
Higher net dividend and interest revenue	3.0
Other	(2.6)
$(86.7)

Index

Net income attributable to AB Unitholders for the nine months ended September 30, 2025 decreased $182.9 million, or 20.9%, from the nine months ended September 30, 2024. The decrease is primarily due to (in millions):

Lower gain on divestiture	$(134.6)
Lower prior period gain on adjustment of contingent payment arrangement	(121.0)
Lower Bernstein Research Services revenue	(96.2)
Higher promotion and servicing expense	(63.5)
Higher investment losses	(15.7)
Higher employee compensation and benefits expense	(9.9)
Lower other revenues	(5.8)
Higher base advisory fees	133.8
Higher distribution revenues	80.0
Lower general and administrative expense	25.3
Lower interest on borrowings	14.4
Lower net income of consolidated entities attributable to non-controlling interest	12.4
Other	(2.1)
$(182.9)

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2025 expired at the close of business on October 22, 2025. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,137,147	$1,085,489	$3,306,661	$3,217,583
Adjustments:
Distribution-related adjustments:
Distribution revenues	(210,424)	(189,216)	(607,811)	(527,811)
Investment advisory services fees	(18,876)	(18,017)	(60,969)	(57,457)
Pass-through adjustments:
Investment advisory services fees	(13,970)	(12,256)	(40,385)	(39,256)
Other revenues	(15,433)	(20,987)	(46,471)	(50,197)
Impact of consolidated company-sponsored investment funds	(7,059)	(5,182)	(4,679)	(16,848)
Incentive compensation-related items	(2,404)	(2,286)	(11,369)	(6,353)
Equity method investments:
Equity loss on JVs	16,162	7,550	35,606	35,443
(Gain) on other equity method investments	(471)	—	(3,263)	—
Adjusted net revenues	$884,672	$845,095	$2,567,320	$2,555,104

Operating income, US GAAP basis	$283,477	$365,281	$741,940	$806,567
Adjustments:
Real estate	—	(206)	—	(618)
Incentive compensation-related items	1,214	742	2,756	2,590
EQH award compensation	344	291	1,017	797
Retirement plan settlement (gain) loss	(2,442)	—	17,733	—
Acquisition-related expenses (income)	12,545	(112,906)	38,571	(78,890)
Equity method investments:
Equity loss on JVs	16,162	7,550	35,606	35,443
(Gain) on other equity method investments	(471)	—	(3,263)	—
AB Funds reimbursement (income) expense	(8,500)	—	5,796	—
Total of non-GAAP adjustments before interest on borrowings	18,852	(104,529)	98,216	(40,678)
Interest on borrowings	7,167	8,456	22,768	37,139
Sub-total of non-GAAP adjustments	26,019	(96,073)	120,984	(3,539)
Less: Net income of consolidated entities attributable to non-controlling interests	7,129	5,054	4,845	17,262
Adjusted operating income	$302,367	$264,154	$858,079	$785,766

Non-Operating income, US GAAP basis	$—	$—	$—	$134,555
Less: Interest on borrowings	7,167	8,456	22,768	37,139
Less: Gain on divestiture	—	—	—	134,555
Adjusted non-operating (expense)	$(7,167)	$(8,456)	$(22,768)	$(37,139)

Adjusted pre-tax income	$295,200	$255,698	$835,311	$748,627
Less: Adjusted income taxes	17,802	9,972	52,458	40,052

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted net income	$277,398	$245,726	$782,853	$708,575

Net income per AB Unit, GAAP basis	$0.88	$1.20	$2.34	$3.02
Impact of non-GAAP adjustments	0.06	(0.35)	0.31	(0.57)
Adjusted net income per AB Unit	$0.94	$0.85	$2.65	$2.45

Operating margin, GAAP basis	24.3%	33.2%	22.3%	24.5%
Impact of non-GAAP adjustments	9.9	(1.9)	11.1	6.3
Adjusted operating margin	34.2%	31.3%	33.4%	30.8%

Adjusted operating income for the three months ended September 30, 2025 increased $38.2 million, or 14.5%, from the three months ended September 30, 2024, primarily due to higher investment advisory base fees of $35.6 million, lower general and administrative ("G&A") expense of $23.8 million and higher investment gains compared to losses in the prior year of $8.2 million, partially offset by higher employee compensation and benefits expense of $24.6 million and lower performance-based fees of $5.9 million.

Adjusted operating income for the nine months ended September 30, 2025 increased $72.3 million, or 9.2%, from the nine months ended September 30, 2024, primarily due to higher investment advisory base fees of $123.7 million, lower G&A expense of $48.3 million and lower promotion and servicing expense of $14.8 million, partially offset by lower BRS revenues of $96.2 million due to the BRS deconsolidation, lower net dividend and interest revenue of $5.7 million, lower performance-based fees of $4.9 million and higher employee compensation and benefits expense of $3.2 million.

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

Index
We also adjust net revenues to exclude our portion of the equity income or loss associated with our equity method investments, including our investment in the JVs and reinsurance sidecars, as we don't consider this activity part of our core business operations and these investments generate non-cash volatility which distort core earnings performance. Effective April 1, 2024 following the close of the transaction with SocGen, we record all income or loss associated with the JVs as an equity method investment income (loss). As we no longer consider this activity part of our core business operations and our intent is to fully divest from both joint ventures, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted net revenues.
Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) the equity compensation paid by EQH to certain AB executives, (4) retirement plan settlement (gain) loss, (5) acquisition-related expenses (income), (6) income (loss) related to our equity method investments, (7) AB Funds reimbursement (income) expense, (8) interest on borrowings and (9) the impact of consolidated company-sponsored investment funds.
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
The (gains) losses associated with the termination of our defined benefit retirement plan are non-cash, short term in nature and not considered a part of our core operating results when comparing financial results from period to period.
Acquisition-related expenses (income) have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses (income) include professional fees, the recording of changes in estimates to, and accretion expense related to, our contingent payment arrangements associated with our acquisitions, certain compensation-related expenses and amortization of intangible assets for contracts acquired. During the three months ended September 30, 2024 we recognized a gain of $128.5 million in contingent payment arrangements in the condensed consolidated statement of income related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB Carval in 2022. The fair value remeasurement was due to updated assumptions of future performance associated with the liability.
We also adjust operating income to exclude our portion of the equity income or loss associated with our equity method investments, including our investment in the JVs and reinsurance sidecar, as we don't consider this activity part of our core business operations and these investments generate non-cash volatility which distort core earnings performance. Effective April 1, 2024 following the close of the transaction with SocGen, we record all income or loss associated with the JVs as an equity method investment (income) loss. As we no longer consider this activity part of our core business operations and our intent is to fully divest from both joint ventures, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted operating income.
During the first quarter of 2025, we identified an error in the billing practices of a third-party service provider, who had overbilled certain AB mutual funds for omnibus account services, sub-accounting services, and related transfer agency expenses in prior years. In the second quarter, at the request of the mutual fund Board, AB agreed to reimburse the affected funds for the entirety of the overpayment plus interest. During the third quarter, we resolved this matter with the service provider and recovered a portion of the overbilled amounts. We have adjusted operating income to exclude these amounts. We

Index
believe adjusting for these costs is useful for our investors and other users of our financial statements as such presentation appropriately reflects the non-core nature of this expenditure.
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$156,982	$160,146	$(3,164)	(2.0)%	$459,387	$464,324	$(4,937)	(1.1)%
Performance-based fees(2)	3,979	7,080	(3,101)	(43.8)	36,330	18,830	17,500	92.9
	160,961	167,226	(6,265)	(3.7)	495,717	483,154	12,563	2.6
Retail:
Base fees	409,391	388,165	21,226	5.5	1,185,563	1,102,211	83,352	7.6
Performance-based fees(2)	(632)	345	(977)	n/m	7,377	16,668	(9,291)	(55.7)
	408,759	388,510	20,249	5.2	1,192,940	1,118,879	74,061	6.6
Private Wealth:
Base fees	286,105	265,312	20,793	7.8	830,713	775,344	55,369	7.1
Performance-based fees	18,625	21,338	(2,713)	(12.7)	54,170	66,741	(12,571)	(18.8)
	304,730	286,650	18,080	6.3	884,883	842,085	42,798	5.1
Total:
Base fees	852,478	813,623	38,855	4.8	2,475,663	2,341,879	133,784	5.7
Performance-based fees	21,972	28,763	(6,791)	(23.6)	97,877	102,239	(4,362)	(4.3)
	874,450	842,386	32,064	3.8	2,573,540	2,444,118	129,422	5.3

Bernstein Research Services (1)	—	—	—	—	—	96,222	(96,222)	n/m
Distribution revenues	210,424	189,216	21,208	11.2	607,811	527,811	80,000	15.2
Dividend and interest income	35,944	38,940	(2,996)	(7.7)	106,431	127,441	(21,010)	(16.5)
Investment (losses)	(2,721)	(3,512)	791	(22.5)	(31,084)	(15,398)	(15,686)	101.9
Other revenues	34,253	39,673	(5,420)	(13.7)	98,345	104,133	(5,788)	(5.6)
Total revenues	1,152,350	1,106,703	45,647	4.1	3,355,043	3,284,327	70,716	2.2
Less: broker-dealer related interest expense	15,203	21,214	(6,011)	(28.3)	48,382	66,744	(18,362)	(27.5)
Net revenues	$1,137,147	$1,085,489	$51,658	4.8%	$3,306,661	$3,217,583	$89,078	2.8%
(1) Effective April 1, 2024, AB deconsolidated the Bernstein Research Services business.
(2) Approximately $0.8 million of performance-based fee revenue was reclassified from Retail performance-based fee revenue into Institutional performance-based fee revenue during the three months ended September 30, 2025.
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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.5%, 7.3% and 0.4% of the assets we manage for private wealth clients, institutional clients and retail clients, respectively (in total, 4.5% of our AUM).

For the three months ended September 30, 2025, our investment advisory and services fees increased by $32.1 million, or 3.8%, from the three months ended September 30, 2024, due to a $38.9 million, or 4.8%, increase in base fees, offset by a $6.8 million, or 23.6%, decrease in performance-based fees. The increase in base fees is primarily due to a 7.0% increase in average AUM. Performance-based fees decreased primarily due to lower performance fees earned on our Private Credit and Global Opportunistic Credit.

For the nine months ended September 30, 2025, our investment advisory and services fees increased by $129.4 million, or 5.3%, from the nine months ended September 30, 2024, due to a $133.8 million, or 5.7%, increase in base fees, offset by a $4.4 million, or 4.3%, decrease in performance-based fees. The increase in base fees is primarily due to a 7.2% increase in average AUM. Performance-based fees decreased primarily due to lower performance fees earned on our U.S. Select Equity Long/Short, Private Credit, Global Opportunistic Credit and Emerging Markets Value, partially offset by higher performance fees earned on our International Small Cap.

Institutional base fees for the three months ended September 30, 2025 decreased by $3.2 million, or 2.0%, from the three months ended September 30, 2024, primarily due to a decrease in portfolio fee rate, partially offset by a 4.6% increase in average AUM. Retail base fees for the three months ended September 30, 2025 increased $21.2 million, or 5.5%, from the three months ended September 30, 2024, primarily due to a 7.7% increase in average AUM, partially offset by a decrease in portfolio fee rate. Private Wealth base fees for the three months ended September 30, 2025 increased $20.8 million, or 7.8%, from the three months ended September 30, 2024, primarily due to a 11.1% increase in average AUM, partially offset by a decrease in portfolio fee rate.

Institutional base fees for the nine months ended September 30, 2025 decreased by $4.9 million, or 1.1%, from the nine months ended September 30, 2024, primarily due to a decrease in portfolio fee rate, partially offset by a 3.4% increase in average AUM. Retail base fees for the nine months ended September 30, 2025 increased $83.4 million, or 7.6%, from the nine months ended September 30, 2024, primarily due to a 9.7% increase in average AUM, partially offset by a decrease in portfolio fee

Index
rate. Private Wealth base fees for the nine months ended September 30, 2025 increased $55.4 million, or 7.1%, from the nine months ended September 30, 2024, primarily due to a 10.7% increase in average AUM, partially offset by a decrease in portfolio fee rate.

Bernstein Research Services

Bernstein Research Services revenue decreased $96.2 million, or 100%, compared to the nine months ended September 30, 2024 due to the deconsolidation of the BRS business effective April 1, 2024.

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

Distribution revenues for the three months ended September 30, 2025 increased $21.2 million, or 11.2%, compared to the three months ended September 30, 2024, primarily due to the corresponding average AUM of these mutual funds increasing 10.2%. Distribution revenues for the nine months ended September 30, 2025 increased $80.0 million, or 15.2%, compared to the nine months ended September 30, 2024, primarily due to the corresponding average AUM of these mutual funds increasing 11.4% and a shift in product mix to mutual funds that have higher distribution rates.

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

For the three months ended September 30, 2025, dividend and interest income decreased $3.0 million, or 7.7%, compared to the three months ended September 30, 2024, primarily due to lower interest earned on customer margin accounts and U.S. Treasury Bills. Broker-dealer related interest expense for the three months ended September 30, 2025 decreased $6.0 million, or 28.3%, compared to the three months ended September 30, 2024, primarily due to lower interest paid on cash balances in customers' brokerage accounts, as a result of lower balances and lower interest rates.

For the nine months ended September 30, 2025, dividend and interest income decreased $21.0 million, or 16.5%, compared to the nine months ended September 30, 2024, primarily due to lower interest earned on customer margin accounts and U.S. Treasury Bills. Broker-dealer related interest expense for the nine months ended September 30, 2025 decreased $18.4 million, or 27.5%, compared to the nine months ended September 30, 2024, primarily due to lower interest paid on cash balances in customers' brokerage accounts, as a result of lower balances and lower interest rates.

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

Index
Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains (losses)	$43	$(14)	$1,031	$7,110
Unrealized gains (losses)	1,917	1,649	2,584	(2,417)

Investments held by consolidated company-sponsored investment funds:
Realized gains (losses)	1,092	1,035	2,551	(641)
Unrealized gains	4,433	9,373	4,598	20,900

Seed capital and other investments:
Realized (losses) gains:
Seed capital and other	(42)	332	4,736	19
Derivatives	(11,144)	(11,003)	(23,090)	(25,442)
Unrealized gains (losses):
Seed capital and other	10,011	6,355	13,985	16,299
Derivatives	6,383	(4,225)	(5,174)	3,787

Brokerage-related investments:
Realized gains (losses)	112	25	162	(279)
Unrealized gains (losses)	165	511	(124)	709

Equity method investments:
(Loss) on JVs	(16,162)	(7,550)	(35,606)	(35,443)
Gain on other equity method investments	471	—	3,263	—
	$(2,721)	$(3,512)	$(31,084)	$(15,398)

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the General Accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2025 decreased $5.4 million, or 13.7%, compared to the three months ended September 30, 2024, primarily due to a decrease in certain reimbursements for services provided to the JVs and lower shareholder servicing fees. Other revenues for the nine months ended September 30, 2025 decreased $5.8 million, or 5.6%, compared to the nine months ended September 30, 2024, primarily due to lower shareholder servicing fees, partially offset by higher reimbursements for services provided to the JVs.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$450,793	$424,893	$25,900	6.1%	$1,310,878	$1,300,989	$9,889	0.8%
Promotion and servicing:
Distribution-related payments	208,435	192,230	16,205	8.4	606,615	545,120	61,495	11.3
Amortization of deferred sales commissions	20,872	15,005	5,867	39.1	62,183	40,152	22,031	54.9
Trade execution, marketing, T&E and other	36,907	38,312	(1,405)	(3.7)	114,239	134,243	(20,004)	(14.9)
	266,214	245,547	20,667	8.4	783,037	719,515	63,522	8.8
General and administrative	118,203	155,808	(37,605)	(24.1)	414,156	439,450	(25,294)	(5.8)
Contingent payment arrangements	43	(125,947)	125,990	n/m	149	(120,831)	120,980	n/m
Interest on borrowings	7,167	8,456	(1,289)	(15.2)	22,768	37,139	(14,371)	(38.7)
Amortization of intangible assets	11,250	11,451	(201)	(1.8)	33,733	34,754	(1,021)	(2.9)
Total	$853,670	$720,208	$133,462	18.5%	$2,564,721	$2,411,016	$153,705	6.4%

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 39.6% and 39.1% for the three months ended September 30, 2025 and 2024, respectively. Compensation expense as a percentage of net revenues was 39.6% and 40.4% for the nine months ended September 30, 2025 and 2024, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted annual net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.1% of adjusted net revenues for both the three and nine months ended September 30, 2025 and 1.0% of adjusted net revenues for both the three and nine months ended September 30, 2024), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% for the three and nine months ended September 30, 2025. Our ratio of adjusted compensation

Index
expense as a percentage of adjusted net revenues was 48.0% for the three months ended September 30, 2024 and 48.7% for the nine months ended September 30, 2024.

For the three months ended September 30, 2025, employee compensation and benefits expense increased $25.9 million, or 6.1%, compared to the three months ended September 30, 2024, primarily due to higher base compensation of $7.7 million, higher commissions of $6.1 million, higher fringe benefits of $5.5 million and higher incentive compensation of $5.4 million. For the nine months ended September 30, 2025, employee compensation and benefits expense increased $9.9 million, or 0.8%, compared to the nine months ended September 30, 2024, primarily due to higher commissions of $24.9 million, partially offset by lower base compensation of $15.6 million

Promotion and Servicing

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

Promotion and servicing expenses increased $20.7 million, or 8.4%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to higher distribution-related payments of $16.2 million and higher amortization of deferred sales commissions of $5.9 million.

Promotion and servicing expenses increased $63.5 million, or 8.8%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to higher distribution-related payments of $61.5 million and higher amortization of deferred sales commissions of $22.0 million, partially offset by lower trade execution and clearance expense of $16.2 million due to the BRS deconsolidation.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 10.4% and 14.4% for the three months ended September 30, 2025 and 2024, respectively. General and administrative expenses as a percentage of net revenues were 12.5% and 13.7% for the nine months ended September 30, 2025 and 2024, respectively.

General and administrative expenses decreased $37.6 million, or 24.1%, during the three months ended September 30, 2025 compared to the corresponding period in 2024, primarily due to lower office-related expenses of $23.4 million principally driven by our early exit from our previous New York office location in 2024, a partial recovery of $8.5 million from a third-party service provider related to the recognition of the AB Funds reimbursement expense recognized in the second quarter of 2025, lower professional fees of $5.1 million and a final settlement of the pension obligation of $2.4 million, partially offset by higher portfolio services and related expenses of $3.3 million.

General and administrative expenses decreased $25.3 million, or 5.8%, during the nine months ended September 30, 2025 compared to the corresponding period in 2024, primarily due to lower office-related expenses of $58.0 million primarily driven by our early exit from our previous New York office location in 2024, lower professional fees of $10.9 million, lower other taxes of $4.4 million, partially offset by a one time gain in the prior year period related to the recognition of a $20.8 million government incentive grant received in connection with the relocation of our headquarters to Nashville, Tennessee, a retirement plan settlement loss of $17.7 million in the current year, a $5.8 million AB Funds reimbursement expense (net of $8.5 million recovered in the third quarter of 2025) related to a disputed billing practice of a third-party service provider and higher portfolio services and related expense of $4.5 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in current and previous periods, as well as accretion expense of these liabilities. There were no changes in our estimates during the nine months ended September 30, 2025. During the three months ended September 30, 2024 we recognized a gain of $128.5 million in contingent payment arrangements in the condensed consolidated statement of income related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB CarVal in 2022. The fair value remeasurement was due to updated assumptions of future performance associated with the liability.

Index
During the three months ended September 30, 2025 and 2024, we recognized zero and $2.6 million in accretion expense related to our contingent considerations payable. During the nine months ended September 30, 2025 and 2024, we recognized $0.1 million and $7.7 million in accretion expense related to our contingent considerations payable.

We made payments of approximately $1.0 million and $2.6 million, associated with our contingent consideration during the nine months ended September 30, 2025 and September 30, 2024, respectively, related to various smaller acquisitions.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended September 30, 2025 interest on borrowings decreased $1.3 million, or 15.2%, compared to the three months ended September 30, 2024. The decrease was primarily due to lower weighted average interest rates. For the nine months ended September 30, 2025 interest on borrowings decreased $14.4 million, or 38.7%, compared to the nine months ended September 30, 2024. The decrease was primarily due to lower weighted average interest rates and lower weighted average borrowings.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $0.2 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Amortization of intangible assets decreased $1.0 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

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

Income tax expense for the three months ended September 30, 2025 increased $2.8 million, or 19.9%, compared to the three months ended September 30, 2024 as a result of an increase in foreign income in jurisdictions that carry a higher tax rate. Income tax expense for the nine months ended September 30, 2025 decreased $3.8 million, or 7.6%, compared to the nine months ended September 30, 2024 as a result of a decrease in foreign income in jurisdictions that carry a higher tax rate. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and nine months ended September 30, 2025.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. For the three months ended September 30, 2025, we had $7.1 million of net income of consolidated entities attributable to non-controlling interests compared to net income of $5.1 million for the three months ended September 30, 2024. The increase is driven by higher net income of consolidated entities attributable to non-controlling interests. For the nine months ended September 30, 2025, we had $4.8 million of net income of consolidated entities attributable to non-controlling interests compared to net income of $17.3 million for the nine months ended September 30, 2024. The decrease is driven by lower net income of consolidated entities attributable to non-controlling interests. Period-to-period fluctuations result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

Index
CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operating activities primarily include the receipt of investment advisory and services fees and other revenues offset by the payment of operating expenses incurred in the normal course of business. Our cash flows from operating activities have historically been positive and sufficient in supporting our operations. We do not anticipate this to change in the foreseeable future. Cash flows from investing activities generally consist of small capital expenditures and, when applicable, business acquisitions. Cash flows from financing activities primarily consist of issuance and repayment of debt and the repurchase of AB Holding Units for our long-term deferred compensation plans. We are required to distribute all of our Available Cash Flow to our Unitholders and the General Partner.

During the first nine months of 2025, net cash provided by operating activities was $948.1 million compared to net cash provided of $1.1 billion during the corresponding 2024 period. The decrease is primarily due to the net activity of our consolidated company-sponsored investment funds of $355.1 million, a decrease in accounts payable and accrued liabilities of $81.1 million and an increase in other investments of $35.8 million, partially offset by a decrease in fees receivable of $136.1 million, a decrease in deferred sales commissions of $61.8 million and a decrease in broker-dealer related net assets of $56.8 million.

During the first nine months of 2025, net cash used in investing activities was $27.8 million, compared to net cash used of $93.3 million during the corresponding 2024 period. The change is due to a decrease in debt repayment received from equity method investments of $86.2 million, lower purchases of furniture, equipment and leasehold improvements of $72.1 million, a decrease in cash used related to the divestiture of the BRS business of $40.2 million and a decrease in capital contributions to equity method investments of $39.4 million.

During the first nine months of 2025, net cash used in financing activities was $1.0 billion, compared to net cash used of $1.5 billion during the corresponding 2024 period. The change is primarily due to lower repayments of debt of $409.3 million and capital contributions from consolidated funds in the current year compared to cash distributions in the prior year (net impact of $205.8 million), partially offset by higher cash distributions to Unitholders of $136.8 million.

During the second quarter of 2025, EQH announced the final results of its cash tender offer and purchased a total of 19,682,946 AB Holding Units. During the third quarter, AB entered into an amended and restated Exchange Agreement (the “Amended Exchange Agreement”) with EQH to increase the AB Units that remain available for exchange from 4,788,806 AB Units to 19,682,946 AB Units. At the time the Amended Exchange agreement was entered into, AB issued and exchanged 19,682,946 AB Units for AB Holding Units held by EQH. The acquired AB Holding Units from the exchange were retired, along with an equal number of AB Units.

As of September 30, 2025, AB had $740.9 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consists primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $499.3 million.

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

There have been no updates to our critical accounting estimates during the third quarter of 2025, other than as noted below, from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2024.

Goodwill
Our acquisitions are accounted for under the acquisition method of accounting, where the cost of the acquisition is allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, results in the recognition of goodwill.

As of September 30, 2025, we had goodwill of $3.6 billion on the consolidated statement of financial condition which included $2.6 billion as a result of the Sanford C. Bernstein Inc. (“Bernstein”) acquisition in 2000, $666.1 million as a result of the CarVal Investors L.P. ("CarVal") acquisition in 2022 and $291.9 million in regard to various smaller acquisitions.

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

Index
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

•The possibility that we will engage in open market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program: The number of AB Holding Units AB may decide to buy in future periods, if any, for incentive compensation awards depends on various factors, some of which are beyond our control, including the fluctuation in the price of an AB Holding Unit (NYSE: AB) and the availability of cash to make these purchases.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk during the third quarter of 2025 from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2024.
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the third quarter of 2025 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/25 - 7/31/25	—	$—	—	—
8/1/25 - 8/31/25	—	—	—	—
9/1/25 - 9/30/25(1)	1,100	39.48	—	—
Total	1,100	$39.48	—	—

(1)During third quarter of 2025, AB purchased 1,100 AB Units in private transactions and retired them.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

On May 21, 2025, Mr. Seth Bernstein, Chief Executive Officer of AB adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K, (the " Plan"), Item 408. The Rule 10b5-1 trading arrangement had a plan effective date of August 19, 2025 and plan end date of November 17, 2025 and provided for the sale of up to 31,694 AB Holding Units pursuant to the terms of the plan.

During the third quarter, a total of 31,694 AB units were sold pursuant to the Plan and the Plan was terminated.

Index
No other directors or officers adopted or terminated a 10b5-1 trading arrangement or non-10b5-1 trading arrangement during the third quarter of 2025.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 23, 2025	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

		By:	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer