Form 10-K
period 2025-12-31
ALLIANCEBERNSTEIN L.P.
filed 2026-02-12
CIK 1109448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
The number of units of limited partnership interest outstanding as of December 31, 2025 was 293,508,421.
DOCUMENTS INCORPORATED BY REFERENCE
This Form 10-K does not incorporate any document by reference.

2025 Annual Report	i

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
We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which include, as of December 31, 2025: Brazil, Chile, China, Colombia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Korea, Malaysia, Mexico, Peru, Philippines, Poland, Russia, South Africa, Taiwan, Thailand and Turkey.
Clients
We provide diversified investment management and related services globally to a broad range of clients through our three distribution channels: Institutions, Retail and Private Wealth Management. See “Distribution Channels” in this Item 1 for additional information.
As of December 31, 2025, 2024 and 2023, our AUM were approximately $867 billion, $792 billion and $725 billion, respectively, and our net revenues were approximately $4.5 billion, $4.5 billion and $4.2 billion, respectively. EQH (our parent company) and its subsidiaries, whose AUM consist primarily of fixed income investments, is our largest client. Our EQH affiliates represented approximately 16%, 17% and 16% of our AUM as of December 31, 2025, 2024 and 2023, and we earned approximately 4% of our net revenues from services we provided to them in each of 2025, 2024 and 2023, respectively.

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
Research
Our high-quality, in-depth research is the foundation of our asset management and private wealth management businesses. We believe that our global team of research professionals, whose disciplines include economic, equity, fixed income and quantitative research, gives us a competitive advantage in achieving investment success for our clients. We also have experts focused on multi-asset strategies, wealth management, sustainability and impact strategies, and alternative investments.

2025 Annual Report	1

Part I
Purpose and Values
To AllianceBernstein, being a responsible firm means delivering better outcomes for our clients while upholding high ethical standards, building a strong culture, and promoting the future viability of our business.
Our purpose and values describe the employee behaviors and actions that support these goals, and we work diligently across our business to bring them to life.
Purpose — Pursue insight that unlocks opportunity.
Our Values:
•We invest in one another, meaning that we have a strong organizational culture where community and belonging is celebrated and mentorship is critical to our success.
•We strive for distinctive knowledge, meaning that we collaboratively identify creative solutions to clients' investment challenges through our expertise in a wide range of investment disciplines.
•We speak with courage and conviction, which informs how we engage with our AB colleagues, clients and other stakeholders.
•We act with integrity — always, which is the bedrock of our relationships and drives us to avoid activities that could create potential conflicts of interest or distract us from our singular focus to provide high value asset management to our clients.
We describe our firm's governance structure, including our Board and its committees, in Item 10 of this Form 10-K.
Investment Philosophy
We believe that strong long-term investment outcomes are achieved through disciplined portfolio construction, differentiated research, and active risk management across market environments. Our investment approach integrates fundamental and quantitative insights, rigorous valuation and risk frameworks, and active portfolio oversight to deliver a range of client objectives, including alpha generation, total return, income, diversification, and downside mitigation.
Our global research platform emphasizes depth of expertise, collaboration across asset classes, and continuous challenge of investment decisions. We focus not only on identifying attractive opportunities, but also on managing risk, liquidity, and concentration as integral components of portfolio construction in advancing clients’ investment objectives.
Our investment services include expertise in:
•Equities, including actively managed strategies across global and regional markets and capitalization ranges, spanning growth, value, core, defensive, thematic, and sustainable approaches, with varying degrees of active risk, concentration, and benchmark sensitivity;
•Fixed Income, including actively managed traditional and unconstrained strategies across taxable and tax-exempt markets, encompassing government, corporate, securitized, emerging market, and municipal securities, with a focus on income generation, risk management, liquidity, and diversification;
•Multi-Asset Solutions, including outcome-oriented and asset-allocation strategies such as target-date, target-risk, income, and total-return portfolios, as well as customized multi-asset solutions designed to meet specific client objectives;
•Hedge Fund Strategies, including fundamental and systematic hedge funds, equity market neutral, event-driven, macro, and fund-of-funds strategies, focused on delivering diversified, idiosyncratic return streams with controlled market exposure;
•Private Alternatives, including private credit, asset-based finance, real assets, real estate debt, and specialty finance strategies, where returns are driven by underwriting discipline, structure, selectivity, and active portfolio management rather than public market beta; and
•Systematic Strategies, including alpha-seeking and risk-controlled approaches that apply quantitative research, data-driven signals, and disciplined portfolio construction across equity and fixed income markets, as well as passive index, ESG index, and enhanced index solutions designed to provide efficient market exposure.

2	AllianceBernstein

Part I
Our AUM by client domicile and investment service as of December 31, 2025, 2024 and 2023 are as follows:

AUM by Client Domicile ($ in billions)	AUM by Investment Service ($ in billions)

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
EQH and its subsidiaries constitute our largest institutional client. EQH and its subsidiaries combined AUM accounted for approximately 26%, 27% and 25% of our institutional AUM as of December 31, 2025, 2024 and 2023, respectively, and approximately 26%, 22% and 22% of our institutional revenues for 2025, 2024 and 2023, respectively. No single institutional client other than EQH and its respective subsidiaries accounted for more than approximately 1% of our net revenues for the year ended December 31, 2025.

EQH and Subsidiaries as a % of our Institutional AUM	EQH and Subsidiaries as a % of our Institutional Revenues

2025 Annual Report	3

Part I
As of December 31, 2025, 2024 and 2023, Institutional Services represented approximately 41%, 41% and 44%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 15%, 16% and 16% of our net revenues for each of those years, respectively. Our AUM and revenues are as follows:

Institutional Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in millions)
Equity:
Equity Actively Managed	$51,108	$48,952	$59,423	4.4%	(17.6%)
Equity Passively Managed(1)	28,599	24,614	23,630	16.2	4.2
Total Equity	79,707	73,566	83,053	8.3	(11.4)
U.S.	43,333	40,799	40,930	6.2	(0.3)
Global & Non-U.S.	36,374	32,767	42,123	11.0	(22.2)
Total Equity	79,707	73,566	83,053	8.3	(11.4)
Fixed Income:
Fixed Income Taxable	118,956	116,744	126,350	1.9	(7.6)
Fixed Income Tax-Exempt	1,421	1,564	1,317	(9.1)	18.8
Fixed Income Passively Managed(1)	88	81	306	8.6	(73.5)
Total Fixed Income	120,465	118,389	127,973	1.8	(7.5)
U.S.	92,903	88,720	95,808	4.7	(7.4)
Global & Non-U.S.	27,562	29,669	32,165	(7.1)	(7.8)
Total Fixed Income	120,465	118,389	127,973	1.8	(7.5)
Alternatives/Multi-Asset Solutions(2):
U.S.	41,007	30,942	13,810	32.5	124.1
Global & Non-U.S.	113,060	98,493	92,288	14.8	6.7
Total Alternatives/Multi-Asset Solutions	154,067	129,435	106,098	19.0	22.0
Total:
U.S.	177,243	160,461	150,548	10.5	6.6
Global & Non-U.S.	176,996	160,929	166,576	10.0	(3.4)
Total	$354,239	$321,390	$317,124	10.2%	1.3%
Affiliated - EQH	$91,134	$87,447	$78,942	4.2%	10.8%
Non-affiliated	263,105	233,943	238,182	12.5	(1.8)
Total	$354,239	$321,390	$317,124	10.2%	1.3%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

4	AllianceBernstein

Part I

Revenues from Institutional Services (by Investment Service)

	Years Ended December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in thousands)
Equity:
Equity Actively Managed	$171,938	$183,526	$197,822	(6.3%)	(7.2%)
Equity Passively Managed(1)	4,555	4,190	4,115	8.7	1.8
Total Equity	176,493	187,716	201,937	(6.0)	(7.0)
U.S.	75,969	79,185	75,861	(4.1)	4.4
Global & Non-U.S.	100,524	108,531	126,076	(7.4)	(13.9)
Total Equity	176,493	187,716	201,937	(6.0)	(7.0)
Fixed Income:
Fixed Income Taxable	164,861	166,539	180,625	(1.0)	(7.8)
Fixed Income Tax-Exempt	2,115	1,955	1,300	8.2	50.4
Fixed Income Passively Managed(1)	—	934	580	(100.0)	61.0
Fixed Income Servicing(2)	23,123	22,315	20,149	3.6	10.7
Total Fixed Income	190,099	191,743	202,654	(0.9)	(5.4)
U.S.	131,894	127,699	135,560	3.3	(5.8)
Global & Non-U.S.	58,205	64,044	67,094	(9.1)	(4.5)
Total Fixed Income	190,099	191,743	202,654	(0.9)	(5.4)
Alternatives/Multi-Asset Solutions(3):
U.S.	159,192	130,533	94,488	22.0	38.1
Global & Non-U.S.	157,221	190,234	166,964	(17.4)	13.9
Total Alternatives/Multi-Asset Solutions	316,413	320,767	261,452	(1.4)	22.7
Total Investment Advisory and Services Fees:
U.S.	367,055	337,417	305,909	8.8	10.3
Global & Non-U.S.	315,950	362,809	360,134	(12.9)	0.7
Total	683,005	700,226	666,043	(2.5)	5.1
Distribution Revenues	189	203	250	(6.9)	(18.8)
Shareholder Servicing Fees	348	367	377	(5.2)	(2.7)
Total	$683,542	$700,796	$666,670	(2.5%)	5.1%
Affiliated - EQH	$178,062	$157,017	$144,523	13.4%	8.6%
Non-affiliated	505,480	543,779	522,147	(7.0)	4.1
Total	$683,542	$700,796	$666,670	(2.5%)	5.1%
(1)Includes index and enhanced index services.
(2)Fixed Income Servicing includes advisory-related services fees that are not based on AUM, including derivative transaction fees and other fixed income advisory services.
(3)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2025 Annual Report	5

Part I
Retail
We provide investment management and related services to a wide variety of individual retail investors globally through retail mutual funds we sponsor, mutual fund sub-advisory relationships, separately-managed account programs (see below), and other investment vehicles (“Retail Products and Services”).
We distribute our Retail Products and Services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners. These products and services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to U.S. persons (“Non-U.S. Funds” and collectively with the U.S. Funds, “AB Funds”). They also include separately-managed account programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. In addition, we provide distribution, shareholder servicing, transfer agency services and administrative services for our Retail Products and Services. See “Net Revenues – Investment Advisory and Services Fees” in Item 7 for information about our retail investment advisory and services fees. See Note 2 to AB’s consolidated financial statements in Item 8 for a discussion of the commissions we pay to financial intermediaries in connection with the sale of open-end AB Funds.
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
The mutual funds we sub-advise for a subsidiary of EQH constitute our largest retail clients. These assets accounted for approximately 13%, 13% and 14% of our retail AUM as of December 31, 2025, 2024 and 2023, respectively, and approximately 1% of our retail net revenues for the years ended December 31, 2025, 2024 and 2023.
Most open-end U.S. Funds have adopted a plan under Rule 12b-1 of the Investment Company Act that allows the fund to pay, out of assets of the fund, distribution and service fees, for the distribution and sale of its shares. The open-end U.S. Funds have entered into such agreements with us, and we have entered into selling and distribution agreements pursuant to which we pay sales commissions to the financial intermediaries that distribute our open-end U.S. Funds. These agreements are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares.
As of December 31, 2025, retail U.S. Fund AUM was approximately $75 billion, or 21% of retail AUM, as compared to $74 billion, or 22%, as of December 31, 2024, and $66 billion, or 23%, as of December 31, 2023. Retail non-U.S. Fund AUM, as of December 31, 2025, totaled $131 billion, or 37% of retail AUM, as compared to $127 billion, or 38%, as of December 31, 2024, and $107 billion, or 37%, as of December 31, 2023.

6	AllianceBernstein

Part I
Our Retail Services represented approximately 41%, 42% and 39% of our AUM as of December 31, 2025, 2024 and 2023, respectively, and the fees we earned from providing these services represented approximately 55%, 52% and 46% of our net revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Our AUM and revenues are as follows:

Retail Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in millions)
Equity:
Equity Actively Managed	$166,840	$160,638	$137,702	3.9%	16.7%
Equity Passively Managed(1)	40,993	37,608	34,582	9.0	8.8
Total Equity	207,833	198,246	172,284	4.8	15.1
U.S.	173,112	168,086	141,721	3.0	18.6
Global & Non-U.S.	34,721	30,160	30,563	15.1	(1.3)
Total Equity	207,833	198,246	172,284	4.8	15.1
Fixed Income:
Fixed Income Taxable	73,344	73,839	64,051	(0.7)	15.3
Fixed Income Tax-Exempt	56,513	44,652	33,014	26.6	35.3
Fixed Income Passively Managed(1)	9,588	10,212	11,066	(6.1)	(7.7)
Total Fixed Income	139,445	128,703	108,131	8.3	19.0
U.S.	84,456	69,525	52,683	21.5	32.0
Global & Non-U.S.	54,989	59,178	55,448	(7.1)	6.7
Total Fixed Income	139,445	128,703	108,131	8.3	19.0
Alternatives/Multi-Asset Solutions(2):
U.S.	2,817	2,808	2,724	0.3	3.1
Global & Non-U.S.	6,301	4,498	3,636	40.1	23.7
Total Alternatives/Multi-Asset Solutions	9,118	7,306	6,360	24.8	14.9
Total:
U.S.	260,385	240,419	197,128	8.3	22.0
Global & Non-U.S.	96,011	93,836	89,647	2.3	4.7
Total	$356,396	$334,255	$286,775	6.6%	16.6%
Affiliated - EQH	$47,145	$44,009	$40,516	7.1%	8.6%
Non-affiliated	309,251	290,246	246,259	6.5	17.9
Total	$356,396	$334,255	$286,775	6.6%	16.6%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services

2025 Annual Report	7

Part I

Revenues from Retail Services (by Investment Service)

	Years Ended December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in thousands)
Equity:
Equity Actively Managed	$930,244	$869,324	$732,186	7.0%	18.7%
Equity Passively Managed(1)	13,184	12,652	11,283	4.2	12.1
Total Equity	943,428	881,976	743,469	7.0	18.6
U.S.	744,277	685,686	556,751	8.5	23.2
Global & Non-U.S.	199,150	196,290	186,718	1.5	5.1
Total Equity	943,428	881,976	743,469	7.0	18.6
Fixed Income:
Fixed Income Taxable	449,958	443,908	373,659	1.4	18.8
Fixed Income Tax-Exempt	123,736	105,123	88,128	17.7	19.3
Fixed Income Passively Managed(1)	10,449	11,160	12,247	(6.4)	(8.9)
Total Fixed Income	584,143	560,191	474,034	4.3	18.2
U.S.	183,259	147,419	118,288	24.3	24.6
Global & Non-U.S.	400,884	412,772	355,746	(2.9)	16.0
Total Fixed Income	584,143	560,191	474,034	4.3	18.2
Alternatives/Multi-Asset Solutions(2):
U.S.	50,729	61,732	44,273	(17.8)	39.4
Global & Non-U.S.	24,926	17,794	13,499	40.1	31.8
Total Alternatives/Multi-Asset Solutions	75,655	79,526	57,772	(4.9)	37.7
Total Investment Advisory and Services Fees:
U.S.	978,265	894,837	719,312	9.3	24.4
Global & Non-U.S.	624,960	626,856	555,963	(0.3)	12.8
Consolidated company-sponsored investment funds	484	486	836	(0.4)	(41.9)
Total	1,603,709	1,522,179	1,276,111	5.4	19.3
Distribution Revenues	787,255	703,174	569,485	12.0	23.5
Shareholder Servicing Fees	79,439	85,964	80,424	(7.6)	6.9
Total	$2,470,403	$2,311,317	$1,926,020	6.9%	20.0%
Affiliated - EQH	$23,853	$24,060	$21,842	(0.9%)	10.2%
Non-affiliated	2,446,550	2,287,257	1,904,178	7.0	20.1
Total	$2,470,403	$2,311,317	$1,926,020	6.9%	20.0%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

8	AllianceBernstein

Part I
Private Wealth Management
We partner with our clients, embracing innovation and research to address increasingly complex challenges. Our clients include high-net-worth individuals and families who have created generational wealth as successful business owners, athletes, entertainers, corporate executives and private practice owners. We also provide investment and wealth advice to foundations and endowments, family offices and other entities. Our flexible and extensive investment platform offers a range of solutions, including separately-managed accounts, hedge funds, mutual funds and other investment vehicles, tailored to meet each distinct client's needs. Our investment platform is complemented with a wealth platform that includes complex tax and estate planning, pre-IPO and pre-transaction planning, multi-generational family engagement, and philanthropic advice in addition to tailored approaches to meeting the unique needs of emerging wealth and multi-cultural demographics ("Private Wealth Services").
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
Our Private Wealth Services represented approximately 18%, 17% and 17% of our AUM as of December 31, 2025, 2024 and 2023, respectively. The fees we earned from providing these services represented approximately 28%, 28% and 25% of our net revenues for 2025, 2024 and 2023. Our AUM and revenues are as follows:

Private Wealth Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in millions)
Equity:
Equity Actively Managed	$60,104	$53,788	$50,351	11.7%	6.8%
Equity Passively Managed(1)	8,685	6,102	3,851	42.3	58.5
Total Equity	68,789	59,890	54,202	14.9	10.5
U.S.	45,247	39,056	33,639	15.9	16.1
Global & Non-U.S.	23,542	20,834	20,563	13.0	1.3
Total Equity	68,789	59,890	54,202	14.9	10.5
Fixed Income:
Fixed Income Taxable	20,833	18,712	18,201	11.3	2.8
Fixed Income Tax-Exempt	32,812	29,971	26,760	9.5	12.0
Fixed Income Passively Managed(1)	—	—	2	n/m	(100.0)
Total Fixed Income	53,645	48,683	44,963	10.2	8.3
U.S.	48,298	43,969	40,166	9.8	9.5
Global & Non-U.S.	5,347	4,714	4,797	13.4	(1.7)
Total Fixed Income	53,645	48,683	44,963	10.2	8.3
Alternatives/Multi-Asset Solutions(2):
U.S.	10,933	9,504	6,923	15.0	37.3
Global & Non-U.S.	22,886	18,462	15,167	24.0	21.7
Total Alternatives/Multi-Asset Solutions	33,819	27,966	22,090	20.9	26.6
Total:
U.S.	104,478	92,529	80,728	12.9	14.6
Global & Non-U.S.	51,775	44,010	40,527	17.6	8.6
Total	$156,253	$136,539	$121,255	14.4%	12.6%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2025 Annual Report	9

Part I

Revenues from Private Wealth Services (by Investment Service)

	Years Ended December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in thousands)
Equity:
Equity Actively Managed	$567,330	$552,321	$502,673	2.7%	9.9%
Equity Passively Managed(1)	34,301	24,473	14,711	40.2	66.4
Total Equity	601,631	576,794	517,384	4.3	11.5
U.S.	377,362	359,338	304,456	5.0	18.0
Global & Non-U.S.	224,269	217,456	212,928	3.1	2.1
Total Equity	601,631	576,794	517,384	4.3	11.5
Fixed Income:
Fixed Income Taxable	88,593	81,457	70,887	8.8	14.9
Fixed Income Tax-Exempt	142,140	134,814	124,438	5.4	8.3
Fixed Income Passively Managed(1)	—	8	13	(100.0)	(38.5)
Total Fixed Income	230,733	216,279	195,338	6.7	10.7
U.S.	198,146	184,086	164,601	7.6	11.8
Global & Non-U.S.	32,587	32,193	30,737	1.2	4.7
Total Fixed Income	230,733	216,279	195,338	6.7	10.7
Alternatives/Multi-Asset Solutions(2):
U.S.	317,305	311,875	223,518	1.7	39.5
Global & Non-U.S.	95,107	114,786	97,074	(17.1)	18.2
Total Alternatives/Multi-Asset Solutions	412,412	426,661	320,592	(3.3)	33.1
Total Investment Advisory and Services Fees:
U.S.	892,813	855,299	692,575	4.4	23.5
Global & Non-U.S.	351,963	364,435	340,739	(3.4)	7.0
Total	1,244,776	1,219,734	1,033,314	2.1%	18.0%
Distribution Revenues	31,000	23,293	16,528	33.1	40.9
Shareholder Servicing Fees	2,984	2,864	3,001	4.2	(4.6)
Total	$1,278,760	$1,245,891	$1,052,843	2.6%	18.3%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

10	AllianceBernstein

Part I
Bernstein Research Services
On April 1, 2024, AB and Societe Generale ("SocGen") completed their previously announced transaction forming a global joint venture with two joint venture holding companies, one outside of North America ("ROW JV") and one within North America ("NA JV", and together the "JVs"). As of December 31, 2025, AB owned a majority interest in the NA JV while SocGen owned a majority interest in the ROW JV. AB deconsolidated the Bernstein Research Services business ("Bernstein Research Services" or "BRS") and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer Sanford C. Bernstein & Co., LLC.
On January 1, 2026, AB entered into an Amended and Restated Shareholder agreement with SocGen (the "Amendment Agreement") and exercised our option to deliver a 17.7% interest in the NA JV to SocGen resulting in AB owning a 49% interest in the NA JV. Subsequent to the Amendment Agreement, on January 1, 2026, AB and SocGen contributed their respective interests in the NA JV for an equal interest in ROW JV resulting in a single joint venture (the "AB/SG JV"). AB now owns a 49% interest in the AB/SG JV and SocGen owns a 51% majority interest. See Note 24 Divestitures to AB's consolidated financial statements in Item 8 for further discussion.
Prior to the deconsolidation of the BRS business, we earned revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensated us principally by directing us to execute brokerage transactions on their behalf, for which we earned commissions, and to a lesser extent, by paying us directly for research through commission sharing agreements or cash payments. Bernstein Research Services accounted for approximately zero, 2% and 9% of our net revenues for the years ended December 31, 2025, 2024 and 2023, respectively.
For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.
Our Bernstein Research Services revenues are as follows:

Revenues from Bernstein Research Services

	Years Ended December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in thousands)
Bernstein Research Services	$—	$96,222	$386,142	(100.0%)	(75.1%)
Custody
Our U.S. based broker-dealer subsidiary acts as custodian for substantially all of our Private Wealth Management AUM and some of our Institutional AUM. Other custodian arrangements, directed by clients, or where clients authorize or instruct us to appoint a custodian on their behalf, include banks, trust companies, brokerage firms and other financial institutions.
People Management
As a leading global investment management firm, we bring together a wide range of insights, expertise, and innovation to advance the interests of our clients around the world. The intellectual capital and distinctive knowledge of our employees are collectively the most important assets of our firm, so the long-term sustainability and success of our firm is heavily dependent on our people. Our People team plays a central role in supporting our employees and advancing their work experience. We are keenly focused on fostering a culture of meritocracy; encouraging innovation; sourcing, developing, and retaining top performing talent; and consistently aligning employees’ incentives and risk taking with those of the firm.
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

2025 Annual Report	11

Part I
Talent Acquisition and Development
AB seeks to excel as an organization, in investment performance, client service, and being defined as an employer of choice. Across our global offices, we recruit and hire a workforce with diverse perspectives, backgrounds, and experiences. Our talent acquisition strategy helps us serve both our clients and our workforce, hand in hand, at an optimal level. We engage external organizations, including search firms and partnerships to assist in attracting and recruiting top talent at all levels. We also leverage technology tools to source and evaluate candidates against our needs and we continue to prioritize attracting the best talent throughout our search activities. Outside of traditional recruiting, we believe investing in emerging talent is key to our future planning. Both our internship and associate programs serve as robust pipelines for future leadership. The talent acquisition process is our firm’s first impression to future employees, and we strive to provide all candidates with a unique and compelling experience. We continue to enhance the firm’s recruiting efforts to include talent with a nontraditional path to financial services has been a focus area this year. We recognize that traditional recruitment efforts may not always provide access to the full range of top talent available in the marketplace. Therefore, we remain committed to implementing a recruiting strategy that is broad and includes partnering with community organizations, exploring alternative education and training programs, while more effectively leveraging the networks of our existing top performing talent leading to a valuable expansion of the pool of qualified applicants available to the firm.
We focus heavily on high candidate engagement, an efficient offer process and sound onboarding to support success. Learning and continued development are central to our talent strategy. In addition to an established culture of mentoring, we leverage technology to develop and deploy relevant coursework. Internal mobility is championed throughout the firm and progressing assignments of responsibility offer employees career growth and new opportunities. We remain highly committed to a culture of meritocracy and employee development, and believe that top performers expect and deserve this ongoing investment.
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
AB is committed to promoting an inclusive workplace because we believe it has had a positive impact on our people, clients, and communities. In 2025, the workplace continued to undergo changes driven by various factors including rapid technological advances, evolving employee expectations, nuanced global needs and broader societal shifts. We have navigated the current dynamic environment by fostering a culture of continuous learning with a focus on employee engagement, exploring nontraditional recruiting sources, and locally driven inclusion initiatives.
We have prioritized initiatives and events that allow for learning, employee development and healthy discourse to cultivate an environment centered on inclusion. Our Employee Resource Groups hosted over 70 events which aimed to not only foster an inclusive work environment, but also contribute to business opportunities and the professional development of employees worldwide. Additionally, we leveraged data from our annual engagement survey to inform our decision-making process and gain a deeper understanding of the ever-changing needs of our diverse workforce across the globe.
Compensation and Benefits
We recognize the role that a competitive total reward offering plays in attracting and retaining top talent. Our pay practices include base salaries, annual cash bonuses, and, for employees with total compensation over $300,000 annually, a long-term incentive compensation award. These awards are generally denominated in restricted AB Holding Units. We utilize this structure with intentionality to foster a stronger sense of ownership by employees, aligning their interests with the interests of our Unitholders and our clients. We are a meritocracy and pay for performance under the auspices of providing compensation that is competitive and consistent with employee positions, skill levels, performance, experience, knowledge, and geographic location. Annually, we engage a compensation consulting firm to independently evaluate the accuracy of our executive compensation and to provide benchmarking against our industry peers. We also use these insights to make pay decisions for the broader organization. Periodically, we engage outside counsel to conduct privileged pay equity reviews. Pay is evaluated on an annual basis, with the firm providing merit-based and cost of living annual base salary increases, as well as incentive compensation. This information is communicated to employees at year-end. On occasion, pay is adjusted off-cycle due to internal transfer and/or promotion. Based on unique geographies, the firm makes benefits available to all eligible employees, including health insurance, paid and unpaid leaves, a self-directed retirement plan, and life and disability/accident coverage. We also offer a variety of voluntary benefits, ranging from adoption and surrogacy assistance to tuition reimbursement, which allows employees to select the offerings that meet their individual needs.

12	AllianceBernstein

Part I
Employees
As of December 31, 2025, our firm had 4,468 full-time employees as compared to 4,341 employees as of December 31, 2024.
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
AB, AB Holding, the General Partner and five of our subsidiaries (Sanford C. Bernstein & Co., LLC (“SCB LLC”), AB Broadly Syndicated Loan Manager LLC, AB Custom Alternative Solutions LLC ("AB CAS"), AB Private Credit Investors LLC, and AB CarVal Investors, L.P.) are registered with the SEC as investment advisers under the Investment Advisers Act. Additionally, AB Holding is an NYSE-listed company and, accordingly, is subject to applicable regulations promulgated by the NYSE. Also, AB, SCB LLC and AB CAS are registered with the Commodity Futures Trading Commission (“CFTC”). AB is registered with the CFTC as a commodity pool operator ("CPO") and commodity trading adviser ("CTA"); SCB LLC is registered with the CFTC as a CPO, CTA, and commodities introducing broker; and AB CAS is registered with the CFTC as a CPO.
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
SCB LLC and another of our subsidiaries, AllianceBernstein Investments, Inc., are registered with the SEC as broker-dealers, and both are members of the Financial Industry Regulatory Authority. AB Trust Company, LLC ("ABTC") is registered with the New Hampshire Banking Department as a state chartered trust bank. ABTC serves as the trustee for our collective investment trusts.

2025 Annual Report	13

Part I
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
History and Structure
We have been in the investment research and management business for more than 50 years. Sanford C. Bernstein was founded in 1967. Alliance Capital was founded in 1971 when the investment management department of Donaldson, Lufkin & Jenrette, Inc. (since November 2000, a part of Credit Suisse Group) merged with the investment advisory business of Moody’s Investors Service, Inc.
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
In October 2000, our two legacy firms, Alliance Capital and Sanford C. Bernstein, combined, bringing together Alliance Capital’s expertise in growth equity and corporate fixed income investing and its family of retail mutual funds, with Sanford C. Bernstein’s expertise in value equity investing, tax-exempt fixed income management, and Private Wealth Management.
As of December 31, 2025, the condensed ownership structure of AB is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):
The General Partner owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB. Including these general partnership interests, EQH, directly and through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 68.3% economic interest in AB as of December 31, 2025.
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

14	AllianceBernstein

Part I
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
We derive most of our revenues from investment advisory and services fees, typically calculated as a percentage of the value of AUM on a specified date or as an average over a billing period. These fees vary based on the type of service, account size, and total assets managed for a client. Several factors can adversely affect our AUM and composition, including:
•Market Factors: Our AUM remain sensitive to global financial market volatility, such as the inflationary pressures and interest rate increases in 2022 and 2023, followed by interest rate decreases and renewed inflationary concerns in 2024, and the imposition of trade tariffs in 2025. Continued global economic uncertainty may lead to market volatility, potentially reducing our revenues and net income. Interconnected global economies mean that instability in one region can impact others. Political, social, or economic instability, wars (e.g., Ukraine and the Middle East), terrorism, health crises (e.g., COVID-19), natural disasters, and other unforeseen events can significantly affect financial markets and our AUM, revenues, and net income. Market volatility and reduced margin financing availability can limit liquidity, making it difficult to sell certain securities at their true value. While liquidity was stable in 2025, future deterioration could adversely affect our AUM, revenues, and net income.

2025 Annual Report	15

Part I
•Geographic and Geopolitical Factors: Our clients and our AUM are geographically diverse as approximately 25% of our clients are domiciled outside the US (primarily Europe, Asia, and the Americas) and approximately 37% of our AUM by Investment Services are non-US. Local or regional events including political, social, or economic instability, wars (e.g., Ukraine and the Middle East), challenges to currently recognized international borders (such as those made by China toward Taiwan), terrorism, health crises (e.g., COVID-19), natural disasters, and other unforeseen events can significantly affect our clients’ demand for our services, local and regional financial markets, and our AUM, revenues, and net income. Specifically, our clients and the investment funds we manage in mainland China, Taiwan, and Hong Kong, as well as any of our investment services with a regional investment focus in this geographic area, may be significantly impacted by a China/Taiwan conflict. The disputed status of Taiwan and the possibility of military conflict with China is a significant geopolitical risk that could materially impact our business in Taiwan.
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
•Service Changes: We might need to lower our fees, change our fee structures, or adjust the services we offer due to factors like new regulations, advancements in asset management technology (such as algorithmic strategies and new financial technologies), court rulings, and competitive pressures. Lowering our fees would decrease our revenue.
•Interest Rate Changes: Changes in interest rates, especially rapid and significant increases, can negatively impact investor interest in and the value of our fixed income and multi-asset investment portfolios.
•The AI Trade: A significant change in AI adoption rates in the global economy and investments in the companies that provide the AI infrastructure could have a meaningful impact on US equity market returns.
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
EQH, our parent company, and its subsidiaries are our largest client, representing about 16% of our AUM as of December 31, 2025, and contributing approximately 4% of our net revenues. Our investment management agreements with EQH can be terminated at any time or on short notice by either party, and EQH is not obligated to maintain any level of AUM with us. Termination of these agreements by EQH could have a material adverse effect on our business, results of operations, and financial condition.
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

16	AllianceBernstein

Part I
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
We earn performance-based fees on 7.3%, 7.6% and 0.4% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.5% of our AUM). An increase in AUM subject to performance-based fees could lead to greater revenue and earnings volatility. Our performance-based fees were $185.3 million, $271.0 million and $144.9 million in 2025, 2024 and 2023, respectively.
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

2025 Annual Report	17

Part I
We may engage in strategic transactions that could pose risks.
As part of our business strategy, we consider strategic transactions (such as our insurance sidecar transactions with Ruby Reinsurance Company and Fortitude Carlyle Asia Reinsurance, Ltd), including acquisitions (e.g., CarVal Investors in 2022), dispositions, mergers, consolidations, and joint ventures (e.g., our partnership with SocGen). These transactions may involve significant risks and challenges, including:
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
Increased competition could reduce the demand for our products and services, adversely affecting our financial condition, results of operations and business prospects. For more information regarding competitive factors, see “Competition” in Item 1.

18	AllianceBernstein

Part I
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
The relocation of our headquarters may present issues that were not initially envisioned.
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
We have recently transitioned to a new third-party financial accounting system.
At the start of the current fiscal year, we migrated our core financial accounting systems and corporate books and records to a third-party platform, resulting in significant changes to our operational processes and financial reporting workflows. Every component of this transition was carefully managed and a diligent testing plan was executed in preparation for this migration, but any project of this size exposes us to several risks, including increased reliance on the third-party service provider for the availability, security, and integrity of our financial data. Any service interruptions, cybersecurity incidents, or failures by the vendor to meet contractual obligations could impair our ability to process transactions or prepare accurate and timely financial statements. Additionally, the implementation of new internal controls over financial reporting may result in material weaknesses or significant deficiencies if not properly designed or executed. Furthermore, if the new system does not adequately support our regulatory record-keeping obligations, we could face regulatory scrutiny or enforcement actions.

2025 Annual Report	19

Part I
We are undergoing a multi-year transition to replace our core investment management technology systems, which subjects us to significant operational, financial, and strategic risks.
We have commenced a multi-year, phased initiative to replace our existing investment management technology suite with a new set of integrated systems that we expect to improve our ability to manage client assets while reducing our operating expenses. This transition is complex and involves significant risks, including potential operational disruptions, data integrity and security issues. Material failures in the implementation process could impair our ability to manage client assets, execute trades, or fulfill regulatory reporting obligations. In addition, the migration process increases the risk of data loss, corruption, or compromise of sensitive information could result in regulatory fines, legal claims, and reputational harm. While we have implemented project management protocols, data validation and security measures, and vendor oversight procedures, there can be no assurance that these controls will be effective or that the new systems will deliver the anticipated efficiencies or cost savings. Any of these factors, alone or in combination, could have a material adverse effect on our business.
Our increasing integration of artificial intelligence ("AI") and machine learning into our investment processes and business operations subject us to potential legal, financial and reputational risks.
We are increasingly integrating artificial intelligence (AI) and machine learning tools into our investment research, portfolio management, back-office operations, client services and corporate functions. The use of these technologies introduces the potential for certain new risks, including lack of transparency in AI-driven outputs, potential data inaccuracies, model hallucinations and increased exposure to cybersecurity threats. While the firm has made significant investment in the oversight and management of the firm's employees' use of AI, we may not prevent all improper uses of AI by our staff. If employees of the firm use these tools in ways that are inconsistent with firm policy and training or we are unable to identify flawed or biased outputs, we could face regulatory scrutiny, legal claims, or reputational harm. Additionally, the regulatory environment for AI is rapidly evolving, and a material failure to comply with new laws or SEC rules could result in fines or enforcement actions.
Any significant security breach of our information and cyber security infrastructure, as well as our failure to properly escalate and respond to such an incident, may significantly harm our operations and reputation.
Ensuring the continuity and effectiveness of our information and cyber security infrastructure, policies, procedures, and capabilities is crucial to protect our systems and data. Although we have a robust cybersecurity infrastructure and incident preparedness strategy that we test frequently, we may not always be able to prevent or properly respond to a cyber incident. Despite our protective measures, including advanced security technology, our systems may still be vulnerable to unauthorized access, supply chain attacks, computer viruses, and other security threats, such as cybercriminal attacks (e.g., phishing and ransomware). These threats could significantly harm our operations, reduce our ability to service our clients and could damage our reputation. The impacts of which could lead to litigation, regulatory scrutiny, and cause us to incur significant remediation costs. For more details see "Cybersecurity" in Item 1C.
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

20	AllianceBernstein

Part I
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
Our financial condition depends on cash flow from operations, which is influenced by capital market performance, our ability to maintain and grow AUM, and other factors beyond our control. Adverse market conditions, profitability, perceived creditworthiness, and changes in government regulations, including tax and interest rates, may limit our ability to issue debt or borrow on reasonable terms. Our access to credit also depends on our firm's credit ratings.
In 2025, Moody’s and Standard & Poor's affirmed our long-term and short-term credit ratings with a stable outlook. However, future downgrades could increase borrowing costs and limit capital market access, potentially leading to unanticipated costs or revised strategic plans, adversely affecting our financial condition, operations, and business prospects.
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

2025 Annual Report	21

Part I
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
Global regulators have increased oversight of financial services, impacting our business with new and proposed regulations, especially in investment management. Compliance has also become more expensive and time-consuming. For example, regulatory focus on ESG practices remains significant. The SEC continues to scrutinize ESG investment labeling to prevent misleading claims. Privacy regulations such as the General Data Protection Regulation ("GDPR") in Europe have strengthened privacy rules for organizations handling personal data, granting individuals more rights and control over the use of their personal data, and greatly increasing penalties for noncompliance. In many other jurisdictions in which our subsidiaries operate, there is ongoing change to update and strengthen privacy regulations in a manner similar to GDPR. The European Commission's (the "EU") action plan and the EU Sustainable Finance Disclosure Regulation also impose increased restrictions, disclosure obligations, and compliance costs, with potential reputational risks.
Our fund management company (“FMC”) operations in China are subject to a number of regulatory risks, created by an opaque political system, evolving regulatory environment and complex data security and data transfer regulations. Foreign governments like China could retaliate against businesses like ours for decisions made by the US government in areas like sanctions and tariffs. China's cybersecurity laws and regulations can be complex and may require companies to store data locally. Restrictions on transfers of certain types of onshore entity business information also may limit our ability to aggregate, report, and monitor such data on our global platform. These factors may increase compliance risk and costs, including the possibility that a breach of local regulation could result in penalties, fines and the revocation of our FMC license.
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

22	AllianceBernstein

Part I
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
Legislative proposals, if enacted when proposed, could materially affect us, but their outcomes are unpredictable. AB management is monitoring potential impacts of new legislation. AB's non-U.S. subsidiaries are subject to local taxes. Increased operations abroad or changes in foreign tax laws or rates could raise AB's effective tax rate.
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

2025 Annual Report	23

Part I
Item 1B. Unresolved Staff Comments
Neither AB nor AB Holding has unresolved comments from the staff of the SEC to report.
Item 1C. Cybersecurity
Cyber Risk Management and Strategy
Through a combination of security, risk and compliance resources, AB implements information security through a dedicated Information Security Program ("ISP") that is intended to identify, assess and manage material risks from cybersecurity threats and which includes a focus on safeguarding information and assets from cyber threats, engaging in cyber threat monitoring and responding to actual or potential cyber incidents. Our ISP is led by our Chief Information Security Officer ("CISO") who actively partners with our Chief Compliance Officer ("CCO") and Chief Risk Officer "("CRO"). Ultimately, our ISP is part of our full enterprise risk framework, which includes information technology, business continuity and resiliency, in addition to cybersecurity risk. Enterprise risk, including cybersecurity risk, is overseen by the Audit and Risk Committee ("Audit Committee") on behalf of the Board.
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
Cyber Risk Governance
The Audit Committee is responsible for assisting the Board with oversight of our enterprise risk framework, including cybersecurity, information security, information technology and business continuity and resiliency. Our CISO and other members of senior management including our General Counsel, CCO and CRO report quarterly to the Audit Committee at its regular meetings on the status of the Company's cybersecurity risk, risk management policies and risk assessment initiatives. The full Board is updated on an as needed basis. In addition, management updates the Audit Committee, as appropriate, regarding any material cybersecurity threats or incidents, as well as any incidents with lesser impact potential.
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

24	AllianceBernstein

Part I
Item 2. Properties
Our headquarters is located at 501 Commerce Street, Nashville, Tennessee. We lease approximately 219,000 square feet of space under a 15-year lease expiring in 2036. We occupy approximately 192,000 square feet of this space and have subleased approximately 27,000 square feet of this space under a sublease expiring in 2036.
We have a 20-year lease agreement in New York, New York, at 66 Hudson Boulevard, for approximately 186,000 square feet that commenced in January 2024 and expires in December 2044.
We also lease approximately 51,000 square feet of space in San Antonio, Texas under a lease expiring in 2029.
Additionally, we lease approximately 156,000 square feet of space in Pune, India. Approximately 48,000 square feet is under a lease expiring in 2032 with the remaining 108,000 square feet under a lease expiring in 2033.
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
Item 4. Mine Safety Disclosures
Not applicable.

2025 Annual Report	25

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
On December 31, 2025 (the last trading day of the year), the closing price of an AB Holding Unit on the NYSE was $38.48 per Unit. On December 31, 2025, there were (i) 802 AB Holding Unitholders of record for approximately 105,000 beneficial owners, and (ii) 361 AB Unitholders of record (we do not believe there are substantial additional beneficial owners).
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not engage in any unregistered sales of our securities during the year ended December 31, 2025, except as previously disclosed in a Current Report on Form 8-K dated July 14, 2025, in connection with the amended and restated exchange agreement entered into with EQH on July 10, 2025.
We did not engage in any unregistered sales of our equity securities during the year ended December 31, 2024, except as previously disclosed in a Current Report on Form 8-K dated December 19, 2024, in connection with the master exchange agreement and purchase agreement entered into with EQH.
We did not engage in any unregistered sales of our securities during the year ended December 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the fourth quarter expired at the close of business on December 26, 2025. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

26	AllianceBernstein

Part II
AB Holding Units bought by us or one of our affiliates during the fourth quarter of 2025 are as follows:

Issuer Purchases of Equity Securities

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
10/1/25-10/31/25(1)	140,598	$39.40	—	—
11/1/25-11/30/25(1)	379,848	39.76	—	—
12/1/25-12/31/25(1)(2)	2,260,238	41.42	—	—
Total	2,780,684	$41.09	—	—
(1)During the fourth quarter of 2025, AB purchased 740,598 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.
(2)During the fourth quarter of 2025, AB retained from employees 2,040,086 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
AB Units bought by us or one of our affiliates during the fourth quarter of 2025 are as follows:

Issuer Purchases of Equity Securities

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
10/1/25-10/31/25	—	$—	—	—
11/1/25-11/30/25	—	—	—	—
12/1/25-12/31/25(1)	1,090	41.41	—	—
Total	1,090	$41.41	—	—
(1)During the fourth quarter of 2025, we purchased 1,090 AB Units in private transactions and retired them.

2025 Annual Report	27

Part II
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview(1)
Our total Assets Under Management ("AUM") as of December 31, 2025 were $866.9 billion, up $74.7 billion, or 9.4%, during 2025. The increase was primarily driven by market appreciation of $86.0 billion, partially offset by net outflows of $11.3 billion (reflecting Institutional net outflows of $4.6 billion and Retail net outflows of $9.1 billion, offset by Private Wealth Management net inflows of $2.4 billion).
Institutional AUM increased $32.8 billion, or 10.2%, to $354.2 billion during 2025, primarily due to market appreciation of $37.0 billion, partially offset by net outflows of $4.6 billion. Gross sales increased $13.7 billion, from $13.0 billion in 2024 to $26.7 billion in 2025. Redemptions and terminations decreased $2.3 billion, from $14.9 billion in 2024 to $12.6 billion in 2025.
Retail AUM increased $22.1 billion, or 6.6%, to $356.4 billion during 2025, primarily due to market appreciation of $31.3 billion, partially offset by net outflows of $9.1 billion. Gross sales decreased $9.7 billion, from $99.9 billion in 2024 to $90.2 billion in 2025. Redemptions and terminations increased $15.8 billion, from $71.7 billion in 2024 to $87.5 billion in 2025.
Private Wealth Management AUM increased $19.8 billion, or 14.4%, to $156.3 billion during 2025, primarily due to market appreciation of $17.7 billion and net inflows of $2.4 billion. Gross sales increased $2.3 billion, from $20.8 billion in 2024 to $23.1 billion in 2025. Redemptions and terminations increased $0.8 billion, from $19.9 billion in 2024 to $20.7 billion in 2025.
Bernstein Research Services ("BRS") revenue decreased $96.2 million, or 100.0%, during 2025. The decrease was due to the deconsolidation of the BRS business and contribution of the business to the joint ventures, on April 1, 2024. For further discussion, see Note 24 Divestitures to our consolidated financial statements in Item 8.
Our 2025 net revenues of $4.5 billion increased $55.5 million, or 1.2%, compared to the prior year. The increase was primarily due to higher investment advisory base fees of $175.1 million and higher distribution revenues of $91.8 million, partially offset by lower Bernstein Research Services revenue of $96.2 million due to the deconsolidation of the BRS business, lower performance-based fees of $85.7 million, higher investment losses of $17.4 million and lower other revenues of $8.6 million.
Our operating expenses of $3.5 billion increased $129.1 million, or 3.9%, compared to operating expenses of $3.4 billion in the prior year. The increase was primarily due to the recognition of a gain on contingent payment arrangements of $121.0 million in the prior year and higher promotion and servicing expense of $76.8 million, partially offset by lower general and administrative expenses of $42.2 million, lower employee compensation and benefits expense of $11.3 million and lower interest on borrowings of $15.2 million. The change in contingent payment arrangements was primarily due to the recognition of a gain of $128.5 million in 2024 related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB CarVal in 2022.
Our operating income decreased $73.6 million, or 6.5%, to $1.1 billion compared to 2024 and our operating margin decreased to 23.0% in 2025 from 24.7% in 2024.
Market Environment
U.S. Equities
U.S. stocks finished higher in the fourth quarter of 2025, despite a long government shutdown and signs of a cooling labor market. The S&P 500 gained 2.7% for the quarter and delivered about 18% for the year, its third straight year of double‑digit returns. Small‑cap stocks, represented by the Russell 2000, rose 2.2% in the fourth quarter and ended the year up 13%. Value stocks outpaced growth late in the year, and sectors such as health care and other defensive areas outperformed. Energy stocks lagged as oil prices softened, while utilities saw mixed results. The Federal Reserve cut interest rates by 0.25% in December, its third cut of the year, and signaled a more cautious approach for 2026. This added some late‑year volatility and profit‑taking, especially in smaller companies.
(1)    Percentage change figures are calculated using assets under management rounded to the nearest million, while financial statement amounts are rounded to the nearest hundred thousand.

28	AllianceBernstein

Part II
Global and Non-U.S. Equities
International stocks outperformed U.S. stocks in the fourth quarter of 2025 and posted stronger full‑year returns for the first time in several years. A weaker U.S. dollar, more attractive valuations, and investors shifting away from U.S. mega‑cap technology companies all helped performance. Eurozone markets ended near multi‑year highs, rising 41% for the year (USD, gross), with financials benefiting from lower interest rates and improving loan quality. The U.K. market also finished near multi‑year highs, gaining 35% in 2025 (USD, gross), supported by globally focused financials, mining, defense, and commodity‑related companies; domestic‑focused businesses lagged due to softer consumer demand. In Japan, stocks continued to climb as expectations for fiscal support grew and the Bank of Japan took initial steps toward normalizing policy. Emerging markets also posted positive fourth‑quarter results and beat developed markets for the year, helped by strong performance in Korea and Taiwan, as well as gains in Chile, South Africa, Brazil, Mexico, and India. China declined late in the year amid profit‑taking and property‑market concerns, and Saudi Arabia trailed.
Global Bonds
Bond markets moved through shifting interest‑rate expectations in the fourth quarter of 2025. Cooling inflation and a 0.25% rate cut by the Federal Reserve helped shorter‑term yields fall. Ten‑year U.S. Treasury yields ended the year near 4.2%, and the yield curve steepened as longer‑term rates held steady. Core bonds posted positive returns; mortgage‑backed securities outperformed Treasuries, and municipal bonds benefited from seasonal demand. Corporate credit also held up well, with investment‑grade spreads tightening slightly and high‑yield and emerging‑market debt supported by stronger risk appetite. Outside the U.S., bond performance was mixed as markets in the U.K., Germany, and Japan reacted to changing fiscal and monetary signals. For 2025 overall, the Bloomberg Global Aggregate Index returned 8.2% (USD, unhedged), and the Bloomberg U.S. Aggregate Index returned 7.3%, thanks largely to declining short‑term rates.
Relationship with EQH and its Subsidiaries
EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. In mid-2021, Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), agreed to provide an initial $10 billion in permanent capital to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of the initial $10 billion in permanent capital is now complete. In addition, during the second quarter of 2023, EQH committed to provide an additional $10 billion in permanent capital, deployment of which is substantially complete. We expect this anticipated capital from EQH's insurance subsidiaries will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders.
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
Joint Venture with Societe Generale
On April 1, 2024, AB and Societe Generale ("SocGen") formed a global joint venture with two joint venture holding companies, one outside of North America (the "ROW JV") and one within North America ("NA JV", and together the "JVs"). As of December 31, 2025, AB owned a majority interest in the NA JV while SocGen owned a majority interest in ROW JV. AB deconsolidated the BRS business and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer Sanford C. Bernstein & Co., LLC.
As a result of the greater value of the business AB contributed to the JVs, SocGen paid AB $304.0 million in cash to equalize the value of the contributions by AB and SocGen to the JVs. The cash payment of $304.0 million included $102.6 million of prepaid consideration for an option, exercisable by AB during the next five years, that would result in SocGen having a 51% ownership of the NA JV (the "AB option") and bringing the transaction ownership terms back in line with the Initial Plan. AB's option could only be exercised upon receipt of appropriate regulatory approvals.
During the third quarter of 2025, appropriate regulatory approval for SocGen to increase its ownership to 51% was received and AB issued formal notice of its intent to exercise the AB option. On January 1, 2026 AB entered into an Amended and Restated Shareholder agreement with SocGen (the "Amendment Agreement") and exercised the AB option to deliver a 17.7% interest in the NA JV to SocGen resulting in AB owning a 49% interest in the NA JV and SocGen having a majority interest of 51%. The prepaid consideration received was in excess of the carrying value of the 17.7% equity in the NA JV resulting in an estimated gain of $48.4 million recognized in the first quarter of 2026.

2025 Annual Report	29

Part II
Subsequent to the Amendment Agreement, on January 1, 2026, AB entered into a Contribution Agreement (the "Contribution Agreement") with SocGen, to bring the ownership back in line with the intent of the Initial Plan. Prior to the Contribution Agreement, SocGen and AB had a 51% and 49% interest in both JVs, respectively. Under the Contribution Agreement AB contributed its 49% interest in NA JV, and SocGen contributed its 51% interest in NA JV, for an equal interest in newly issued shares of ROW JV resulting in a single JV comprised of the operations and interest of both JVs (the "AB/SG JV"). AB still maintains its additional option to sell its ownership interests in the AB/SG JV to SocGen after five years from the Initial Close, at the fair market value of AB’s interests in the AB/SG JV, subject to regulatory approval. The ultimate objective of SocGen and AB is for SocGen to eventually own 100% of the AB/SG JV after five years.
For further discussion, see Note 24 Divestitures to our consolidated financial statements in Item 8.
Assets Under Management
Assets under management by distribution channel are as follows:

	As of December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in billions)
Institutions	$354.2	$321.4	$317.1	10.2%	1.3%
Retail	356.4	334.3	286.8	6.6	16.6
Private Wealth Management	156.3	136.5	121.3	14.4	12.6
Total	$866.9	$792.2	$725.2	9.4%	9.2%
Assets under management by investment service are as follows:

	As of December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in billions)
Equity
Actively Managed	$278.0	$263.4	$247.5	5.6%	6.4%
Passively Managed(1)	78.3	68.3	62.1	14.6	10.1
Total Equity	356.3	331.7	309.6	7.4	7.2
Fixed Income
Actively Managed
Taxable(3)	213.1	209.3	208.6	1.8	0.3
Tax–exempt	90.8	76.2	61.1	19.1	24.7
Total	303.9	285.5	269.7	6.4	5.9
Passively Managed(1)	9.7	10.3	11.4	(6.0)	(9.5)
Total Fixed Income	313.6	295.8	281.1	6.0	5.2
Alternatives/Multi-Asset Solutions(2)(3)
Actively Managed	182.7	153.6	125.9	18.9	22.0
Passively Managed(1)	14.3	11.1	8.6	28.8	28.0
Total Alternatives/Multi-Asset Solutions	197.0	164.7	134.5	19.6	22.4
Total	$866.9	$792.2	$725.2	9.4%	9.2%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Approximately $12.1 billion of private placements was transferred from Taxable Fixed Income into Alternatives/Multi-Asset during 2024 to better align with standard industry practice for asset class reporting purposes.

30	AllianceBernstein

Part II
Changes in assets under management during 2025 and 2024 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2024	$321.4	$334.3	$136.5	$792.2
Long-term flows:
Sales/new accounts	26.7	90.2	23.1	140.0
Redemptions/terminations	(12.6)	(87.5)	(20.7)	(120.8)
Cash flow/unreinvested dividends	(18.7)	(11.8)	—	(30.5)
Net long-term (outflows) inflows	(4.6)	(9.1)	2.4	(11.3)
Transfers	0.4	(0.1)	(0.3)	—
Market appreciation	37.0	31.3	17.7	86.0
Net change	32.8	22.1	19.8	74.7
Balance as of December 31, 2025	$354.2	$356.4	$156.3	$866.9

Balance as of December 31, 2023	$317.1	$286.8	$121.3	$725.2
Long-term flows:
Sales/new accounts	13.0	99.9	20.8	133.7
Redemptions/terminations	(14.9)	(71.7)	(19.9)	(106.5)
Cash flow/unreinvested dividends	(14.6)	(14.8)	—	(29.4)
Net long-term (outflows) inflows	(16.5)	13.4	0.9	(2.2)
Adjustments (1)	—	—	0.7	0.7
Transfers	0.1	(0.1)	—	—
Market appreciation	20.7	34.2	13.6	68.5
Net change	4.3	47.5	15.2	67.0
Balance as of December 31, 2024	$321.4	$334.3	$136.5	$792.2
(1)This adjustment is due to a change in fee policy related to certain fixed income assets effective October 1, 2024.

2025 Annual Report	31

Part II

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed-Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2024	$263.4	$68.3	$209.3	$76.2	$10.3	$164.7	$792.2
Long-term flows:
Sales/new accounts	44.2	4.4	45.8	26.6	0.2	18.8	140.0
Redemptions/terminations	(55.7)	(2.9)	(40.6)	(15.4)	(0.7)	(5.5)	(120.8)
Cash flow/unreinvested dividends	(11.0)	(3.0)	(14.3)	0.4	(0.7)	(1.9)	(30.5)
Net long-term (outflows) inflows	(22.5)	(1.5)	(9.1)	11.6	(1.2)	11.4	(11.3)
Transfers	0.5	(0.5)	—	—	—	—	—
Market appreciation	36.6	12.0	12.9	3.0	0.6	20.9	86.0
Net change	14.6	10.0	3.8	14.6	(0.6)	32.3	74.7
Balance as of December 31, 2025	$278.0	$78.3	$213.1	$90.8	$9.7	$197.0	$866.9

Balance as of December 31, 2023	$247.5	$62.1	$208.6	$61.1	$11.4	$134.5	$725.2
Long-term flows:
Sales/new accounts	49.0	1.5	44.4	24.2	—	14.6	133.7
Redemptions/terminations	(54.3)	(0.6)	(33.9)	(11.1)	(0.6)	(6.0)	(106.5)
Cash flow/unreinvested dividends	(18.8)	(7.5)	0.5	0.5	(0.4)	(3.7)	(29.4)
Net long-term (outflows) inflows	(24.1)	(6.6)	11.0	13.6	(1.0)	4.9	(2.2)
Adjustments(3)	—	—	0.2	0.5	—	—	0.7
Transfers(4)	—	—	(12.1)	—	—	12.1	—
Market appreciation (depreciation)	40.0	12.8	1.6	1.0	(0.1)	13.2	68.5
Net change	15.9	6.2	0.7	15.1	(1.1)	30.2	67.0
Balance as of December 31, 2024	$263.4	$68.3	$209.3	$76.2	$10.3	$164.7	$792.2
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

32	AllianceBernstein

Part II
Net long-term (outflows) inflows for actively managed investment services as compared to passively managed investment services during 2025 and 2024 are as follows:

	Years Ended December 31
	2025	2024
	(in billions)
Actively Managed
Equity	$(22.5)	$(24.1)
Fixed Income	2.5	24.6
Alternatives/Multi- Asset Solutions	10.6	3.8
Total	(9.4)	4.3

Passively Managed
Equity	(1.5)	(6.6)
Fixed Income	(1.2)	(1.0)
Alternatives/Multi- Asset Solutions	0.8	1.1
Total	(1.9)	(6.5)

Total net long-term (outflows)	$(11.3)	$(2.2)
Average assets under management by distribution channel and investment service are as follows:

	Years Ended December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in billions)
Distribution Channel:
Institutions	$337.6	$322.9	$304.6	4.5%	6.0%
Retail	343.5	315.3	262.0	8.9	20.4
Private Wealth Management	144.9	130.3	113.7	11.3	14.6
Total	$826.0	$768.5	$680.3	7.5%	13.0%
Investment Service:
Equity Actively Managed	$269.5	$261.3	$231.5	3.1	12.9
Equity Passively Managed(1)	72.5	66.0	57.7	9.8	14.3
Fixed Income Actively Managed – Taxable	211.9	211.4	198.3	0.2	6.6
Fixed Income Actively Managed – Tax-exempt	81.8	67.5	56.0	21.2	20.7
Fixed Income Passively Managed(1)	10.0	11.0	9.7	(9.1)	13.4
Alternatives/Multi-Asset Solutions(2)	180.3	151.3	127.1	19.1	19.0
Total	$826.0	$768.5	$680.3	7.5%	13.0%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2025 Annual Report	33

Part II
During 2025, our Institutional channel average AUM of $337.6 billion increased $14.7 billion, or 4.5%, compared to 2024, while ending AUM increased $32.8 billion, or 10.2%, to $354.2 billion from December 31, 2024. The $32.8 billion increase in AUM resulted primarily from market appreciation of $37.0 billion, partially offset by net outflows of $4.6 billion.
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
During 2025, our Retail channel average AUM of $343.5 billion increased $28.2 billion, or 8.9%, compared to 2024, primarily due to this AUM increasing $22.1 billion, or 6.6%, to $356.4 billion from December 31, 2024. The $22.1 billion increase in AUM resulted primarily from market appreciation of $31.3 billion, partially offset by net outflows of $9.1 billion.
During 2024, our Retail channel average AUM of $315.3 billion increased $53.3 billion, or 20.4%, compared to 2023, primarily due to this AUM increasing $47.5 billion, or 16.6%, to $334.3 billion from December 31, 2023. The $47.5 billion increase in AUM resulted primarily from market appreciation of $34.2 billion and net inflows of $13.4 billion.
During 2025, our Private Wealth Management channel average AUM of $144.9 billion increased $14.6 billion, or 11.3%, compared to 2024, primarily due to this AUM increasing $19.8 billion, or 14.4%, to $156.3 billion from December 31, 2024. The $19.8 billion increase in AUM resulted primarily from market appreciation of $17.7 billion and net inflows of $2.4 billion.
During 2024, our Private Wealth Management channel average AUM of $130.3 billion increased $16.6 billion, or 14.6%, compared to 2023, primarily due to this AUM increasing $15.2 billion, or 12.6%, to $136.5 billion from December 31, 2023. The $15.2 billion increase in AUM resulted from market appreciation of $13.6 billion, net inflows of $0.9 billion and an adjustment of $0.7 billion.
Absolute investment composite returns, gross of fees, and relative performance as of December 31, 2025 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)
Income (fixed income)
Absolute return	8.86%	7.58%	2.05%
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.56	2.92	2.42
High Income (fixed income)
Absolute return	9.15	11.13	5.04
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(0.87)	(0.32)	0.27
Global Plus - Hedged (fixed income)
Absolute return	5.44	5.30	0.54
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.57	0.18	0.20
Intermediate Municipal Bonds (fixed income)
Absolute return	4.82	4.35	1.86
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.65	0.68	0.62
U.S. Core Fixed Income (fixed income)
Absolute return	7.72	5.16	0.06
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.42	0.50	0.43
Emerging Market Debt (fixed income)
Absolute return	13.75	11.59	2.12
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.30	1.76	0.38
Sustainable Global Thematic
Absolute return	7.23	10.33	4.09
Relative return (vs. MSCI ACWI Index)	(15.11)	(10.33)	(7.10)
International Strategic Core Equity
Absolute return	28.21	17.98	9.41
Relative return (vs. MSCI EAFE Index)	(3.02)	0.76	0.48

34	AllianceBernstein

Part II

	1-Year	3-Year(1)	5-Year(1)
U.S. Small & Mid Cap Value
Absolute return	3.63	10.65	9.51
Relative return (vs. Russell 2500 Value Index)	(9.11)	(2.56)	(0.51)
U.S. Large Cap Value
Absolute return	17.43	17.83	14.52
Relative return (vs. Russell 1000 Value Index)	1.52	3.94	3.20
U.S. Small Cap Growth
Absolute return	5.91	14.75	0.58
Relative return (vs. Russell 2000 Growth Index)	(7.10)	(0.83)	(2.60)
U.S. Large Cap Growth
Absolute return	12.67	24.43	12.30
Relative return (vs. Russell 1000 Growth Index)	(5.90)	(6.72)	(3.03)
U.S. Small & Mid Cap Growth
Absolute return	7.53	15.07	1.92
Relative return (vs. Russell 2500 Growth Index)	(2.78)	0.74	(1.06)
Concentrated U.S. Growth
Absolute return	7.34	12.61	7.73
Relative return (vs. S&P 500 Index)	(10.54)	(10.40)	(6.70)
Select U.S. Equity
Absolute return	19.73	22.26	15.84
Relative return (vs. S&P 500 Index)	1.85	(0.75)	1.42
Strategic Equities
Absolute return	15.28	21.42	13.31
Relative return (vs. Russell 3000 Index)	(1.86)	(0.83)	0.16
Global Core Equity
Absolute return	16.18	16.01	8.45
Relative return (vs. MSCI ACWI Index)	(6.16)	(4.65)	(2.75)
U.S. Strategic Core Equity
Absolute return	12.57	18.12	13.32
Relative return (vs. S&P 500 Index)	(5.31)	(4.89)	(1.11)
Select U.S. Equity Long/Short
Absolute return	11.45	14.73	10.50
Relative return (vs. S&P 500 Index)	(6.43)	(8.27)	(3.93)
Global Strategic Core Equity
Absolute return	13.12	17.05	11.67
Relative return (vs. S&P 500 Index)	(7.97%)	(4.12%)	(0.48%)
(1)Reflects annualized returns.

2025 Annual Report	35

Part II
Consolidated Results of Operations

	Years Ended December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in thousands, except per unit amounts)
Net revenues	$4,530,652	$4,475,139	$4,155,323	1.2%	7.7%
Expenses	3,480,177	3,351,066	3,337,653	3.9	0.4
Operating income	1,050,475	1,124,073	817,670	(6.5)	37.5
Non-operating income	—	134,555	—	n/m	n/m
Pre-tax income	1,050,475	1,258,628	817,670	(16.5)	53.9
Income taxes	61,600	65,143	29,051	(5.4)	124.2
Net income	988,875	1,193,485	788,619	(17.1)	51.3
Net income of consolidated entities attributable to non-controlling interests	6,386	20,238	24,009	(68.4)	(15.7)
Net income attributable to AB Unitholders	$982,489	$1,173,247	$764,610	(16.3)	53.4
Net income per AB Unit	$3.33	$4.05	$2.65	(17.8)	52.8
Distributions per AB Unit	$3.71	$3.60	$3.00	3.1	20.0
Operating margin(1)	23.0%	24.7%	19.1%
(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.
Net income attributable to AB Unitholders for the year ended December 31, 2025 decreased $190.8 million from the year ended December 31, 2024. The decrease primarily is due to (in millions):

Lower gain on divestiture	(134.6)
Lower gain on contingent payment arrangements	(122.1)
Lower Bernstein Research Services revenue	(96.2)
Lower performance based fees	(85.7)
Higher promotion and servicing expense	(76.8)
Higher investment losses	(17.4)
Lower other revenues	(8.6)
Higher base advisory fees	175.1
Higher distribution revenues	91.8
Lower general and administrative expense	42.2
Lower interest on borrowings	15.2
Lower net income of consolidated entities attributable to non-controlling interest	13.9
Lower employee compensation and benefits expense	11.3
Other	1.1
$(190.8)

36	AllianceBernstein

Part II
Net income attributable to AB Unitholders for the year ended December 31, 2024 increased $408.6 million from the year ended December 31, 2023. The increase primarily was due to (in millions):

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
(2)On April 1, 2024, AB and SocGen, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB deconsolidated the BRS business and contributed the business to the JVs. For further discussion, see Note 24 Divestiture to our consolidated financial statements contained in Item 8.

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter expired at the close of business on December 26, 2025. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program and for other corporate purposes.

Cash Distributions

We are required to distribute all of our Available Cash Flow, as defined in the AB Partnership Agreement, to our Unitholders and the General Partner. Available Cash Flow typically is the adjusted net income per Unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted net income per Unit. If management determines, with the concurrence of the Board of Directors, that certain adjustments to Available Cash Flow are necessary or unnecessary, such adjustments will be made in future periods. See Note 2 to our consolidated financial statements contained in Item 8 for a description of Available Cash Flow.

2025 Annual Report	37

Part II

Management Operating Metrics

We are providing the non-GAAP measures “adjusted net revenues,” “adjusted operating income,” “adjusted operating margin” and "adjusted net income per AB Unit" because they are additional operating metrics management uses in evaluating and comparing period-to-period operating performance. Management uses these additional metrics in evaluating performance because they present a clearer picture of our operating performance and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, acquisition-related expenses, interest expense and other adjustment items. Similarly, we believe that these management operating metrics help investors better understand the underlying trends in our results and, accordingly, provide a valuable perspective for investors.
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

38	AllianceBernstein

Part II

	Years Ended December 31
	2025	2024	2023
	(in thousands)
Net revenues, US GAAP basis	$4,530,652	$4,475,139	$4,155,323
Adjustments:
Distribution-related adjustments:
Distribution revenues	(818,444)	(726,670)	(586,263)
Investment advisory services fees	(78,229)	(73,737)	(60,919)
Pass-through adjustments:
Investment advisory services fees	(58,069)	(81,622)	(62,538)
Other revenues	(63,979)	(68,939)	(34,910)
Impact of consolidated company-sponsored funds	(6,565)	(17,974)	(25,123)
Incentive compensation-related items	(12,428)	(14,410)	(13,621)
Equity method investments:
Equity loss on JV	39,056	36,611	—
(Gain) on other equity method investments	(7,368)	—	—
Adjusted net revenues	$3,524,626	$3,528,398	$3,371,949
Operating income, US GAAP basis	$1,050,475	$1,124,073	$817,670
Adjustments:
Real estate	—	(825)	(825)
Incentive compensation-related items	2,201	2,391	5,192
EQH award compensation	1,246	1,088	727
Retirement plan settlement loss	17,733	13,130	—
Acquisition-related expenses (income)	57,002	(59,595)	98,070
Equity method investments:
Equity loss on JV	39,056	36,611	—
(Gain) on other equity method investments	(7,368)	—	—
AB Funds reimbursement expense	5,796	—	—
Sub-total of non-GAAP adjustments before interest on borrowings	115,666	(7,200)	103,164
Interest on borrowings	28,271	43,509	54,394
Sub- total of non-GAAP adjustments	143,937	36,309	157,558
Less: Net income of consolidated entities attributable to non-controlling interests	6,386	20,238	24,009
Adjusted operating income	$1,188,026	$1,140,144	$951,219
Non-operating income, US GAAP basis	$—	$134,555	$—
Less: Interest on borrowings	28,271	43,509	54,394
Less: Gain on divestiture	—	134,555	—
Adjusted non-operating (expense)	$(28,271)	$(43,509)	$(54,394)
Adjusted pre-tax income	1,159,755	1,096,635	896,825
Less: Adjusted income taxes	67,962	56,806	31,837
Adjusted net income	$1,091,793	$1,039,829	$864,988
Net income per AB Unit, GAAP basis	$3.33	$4.05	$2.65
Impact of non-GAAP adjustments	0.37	(0.46)	0.35
Adjusted net income per AB Unit	$3.70	$3.59	$3.00
Operating margin, GAAP basis	23.0%	24.7%	19.1%
Impact of non-GAAP adjustments	10.7	7.6	9.1
Adjusted operating margin	33.7%	32.3%	28.2%

2025 Annual Report	39

Part II
Adjusted operating income for the year ended December 31, 2025 increased $47.9 million, or 4.2%, from the year ended December 31, 2024. The increase primarily was due to (in millions):

Higher investment advisory base fees	$166.0
Lower general and administrative expenses	48.4
Lower promotion and servicing expenses	15.3
Lower Bernstein Services Research revenues	(96.2)
Lower performance-based fees	(55.8)
Higher employee compensation and benefits expense	(12.1)
Lower investment gains	(7.1)
Lower net dividend and interest revenue	(6.7)
Other	(3.9)
$47.9
Adjusted operating income for the year ended December 31, 2024 increased $188.9 million, or 19.9%, from the year ended December 31, 2023. The increase primarily was due to (in millions):

Higher investment advisory base fees	$332.6
Higher performance-based fees	101.3
Lower general and administrative expenses	37.9
Lower promotion and servicing expenses	32.5
Higher investment gains	10.7
Higher other revenues	8.1
Lower Bernstein Services Research revenues	(289.9)
Higher employee compensation and benefits expense	(37.7)
Lower net dividend and interest revenue	(6.2)
Other	(0.4)
$188.9
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

40	AllianceBernstein

Part II
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
Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) the equity compensation paid by EQH to certain AB executives, (4) retirement plan settlement loss, (5) acquisition-related expenses (income), (6) income (loss) related to our equity method investments, (7) AB Funds reimbursement expense, (8) interest on borrowings and (9) the impact of consolidated company-sponsored investment funds.
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
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses include professional fees, the recording of changes in estimates or fair value remeasurements to, and accretion expense related to, our contingent payment arrangements associated with our acquisitions, certain compensation-related expenses and amortization of intangible assets for contracts acquired. During 2025, we recorded an impairment charge of $4.0 million associated with a smaller historical acquisition in 2020.
During 2024, we recognized a gain of $128.5 million in contingent payment arrangements in the consolidated statement of income related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB Carval in 2022. The fair value remeasurement was due to updated assumptions of future performance associated with the liability. We also recorded an impairment of $2.5 million of the contingent consideration payable associated with a small acquisition made in 2020 due to the loss of investment management contracts. In addition, we recorded an intangible asset impairment charge of $4.4 million associated with various historical acquisitions.
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

2025 Annual Report	41

Part II
We also adjust operating income to exclude our portion of the equity income or loss associated with our equity method investments, including our investment in the JVs and reinsurance sidecar, as we don't consider this activity part of our core business operations and these investments generate non-cash volatility which distort core earnings performance. Effective April 1, 2024, following the close of the transaction with SocGen, we record all income or loss associated with the JVs as an equity method investment (income) loss. As we no longer consider this activity part of our core business operations and our intent is to fully divest from both joint ventures, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted operating income.
During the first quarter of 2025, we identified an error in the billing practices of a third-party service provider, who had overbilled certain AB mutual funds for omnibus account services, sub-accounting services, and related transfer agency expenses in prior years. In the second quarter, at the request of the mutual fund Board, AB agreed to reimburse the affected funds for the entirety of the overpayment plus interest. During the third quarter of 2025, we resolved this matter with the service provider and recovered a portion of the overbilled amounts. We have adjusted operating income to exclude these amounts. We believe adjusting for these costs is useful for our investors and other users of our financial statements as such presentation appropriately reflects the non-core nature of this expenditure.
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

42	AllianceBernstein

Part II
Net Revenues
The components of net revenues are as follows:

	Years Ended December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$623,738	$619,215	$612,341	0.7%	1.1%
Performance-based fees	59,267	81,011	53,702	(26.8)	50.9
	683,005	700,226	666,043	(2.5)	5.1
Retail:
Base fees	1,595,415	1,504,354	1,275,914	6.1	17.9
Performance-based fees	8,294	17,825	197	(53.5)	n/m
	1,603,709	1,522,179	1,276,111	5.4	19.3
Private Wealth Management:
Base fees	1,127,086	1,047,606	942,302	7.6	11.2
Performance-based fees	117,690	172,128	91,012	(31.6)	89.1
	1,244,776	1,219,734	1,033,314	2.1	18.0
Total:
Base fees	3,346,239	3,171,175	2,830,557	5.5	12.0
Performance-based fees	185,251	270,964	144,911	(31.6)	87.0
	3,531,490	3,442,139	2,975,468	2.6	15.7
Bernstein Research Services(1)	—	96,222	386,142	(100.0)	(75.1)
Distribution revenues	818,444	726,670	586,263	12.6	23.9
Dividend and interest income	140,368	165,313	199,443	(15.1)	(17.1)
Investment (losses) gains	(30,846)	(13,486)	14,206	(128.7)	n/m
Other revenues	134,192	142,794	101,342	(6.0)	40.9
Total revenues	4,593,648	4,559,652	4,262,864	0.7	7.0
Less: broker-dealer related interest expense	62,996	84,513	107,541	(25.5)	(21.4)
Net revenues	$4,530,652	$4,475,139	$4,155,323	1.2%	7.7%
(1)On April 1, 2024, AB and SocGen, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB deconsolidated the BRS business and contributed the business to the JVs. For further discussion, see Note 24 Divestiture to our consolidated financial statements contained in Item 8.
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

2025 Annual Report	43

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
The Valuation Committee consisting of senior officers and employees, oversees a consistent framework of pricing and valuation of all investments held in client and AB portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We also have a Pricing Group, which is overseen by the Valuation Committee and is responsible for managing the pricing process for all investments.
We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.3%, 7.6% and 0.4% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.5% of our AUM).
Our investment advisory and services fees increased by $89.4 million, or 2.6%, in 2025, due to a $175.1 million, or 5.5%, increase in base fees, offset by a $85.7 million, or 31.6%, decrease in performance-based fees. The increase in base fees is primarily due to a 7.5% increase in average AUM. Our investment advisory and services fees increased by $466.7 million, or 15.7%, in 2024, due to a $340.6 million, or 12.0%, increase in base fees and a $126.1 million increase in performance-based fees.
Performance-based fees decreased $85.7 million, or 31.6%, in 2025, primarily due to lower performance fees earned on our Global Opportunistic Credit fund, Global Multi-Strategy fund, Securitized Assets fund, Private Credit fund and Select Equity Long/Short fund, partially offset by higher performance fees earned on our International Small Cap fund, European Loan Opportunities fund and US Select Equity fund. Performance-based fees increased $126.1 million, or 87.0%, in 2024, primarily due to higher performance-based fees earned on Financial Services Opportunities fund, Global Opportunistic Credit fund, Global Multi-Strategy fund and US Select Equity Long/Short fund, partially offset by lower performance-based fees earned on International Small Cap fund.
Institutional base fees increased $4.5 million, or 0.7%, in 2025, primarily due to a 4.5% increase in average AUM, partially offset by a lower portfolio fee rate. Retail base fees increased $91.1 million, or 6.1%, in 2025, primarily due to a 8.9% increase in average AUM, partially offset by a lower portfolio fee rate. Private Wealth base fees increased $79.5 million, or 7.6%, in 2025, primarily due to an 11.3% increase in average AUM, partially offset by a lower portfolio fee rate. Institutional base fees increased $6.9 million, or 1.1%, in 2024, primarily due to a 6.0% increase in average AUM, partially offset by a lower portfolio fee rate. Retail base fees increased $228.4 million, or 17.9%, in 2024, primarily due to a 20.4% increase in average AUM, partially offset by a lower portfolio fee rate. Private Wealth base fees increased $105.3 million, or 11.2%, in 2024, primarily due to a 14.6% increase in average AUM, partially offset by a lower portfolio fee rate.
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
Revenues from Bernstein Research Services decreased $96.2 million, or 100.0%, in 2025. The decrease was driven by the deconsolidation of the BRS business in 2024.
Revenues from Bernstein Research Services decreased $289.9 million, or 75.1%, in 2024. The decrease was driven by the deconsolidation of the BRS business.

44	AllianceBernstein

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
Distribution revenues increased $91.8 million, or 12.6%, in 2025, primarily due to an 11.9% increase in the corresponding average AUM of these mutual funds. Distribution revenues increased $140.4 million, or 23.9%, in 2024, primarily due to a 20.0% increase in the corresponding average AUM of these mutual funds.
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
Dividend and interest income decreased $24.9 million, or 15.1%, in 2025, primarily due to lower interest earned on U.S. Treasury Bills and customer margin balances. Broker-dealer related interest expense decreased $21.5 million, or 25.5%, in 2025, primarily due to lower interest paid on cash balances in customers' brokerage accounts.
Dividend and interest income decreased $34.1 million, or 17.1%, in 2024, primarily due to lower interest earned on U.S. Treasury Bills and customer margin balances. Broker-dealer related interest expense decreased $23.0 million, or 21.4%, in 2024, primarily due to lower interest paid on cash balances in customers' brokerage accounts.

2025 Annual Report	45

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
Investment (losses) gains are as follows:

	Years Ended December 31
	2025	2024	2023
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$1,262	$7,194	$6,573
Unrealized gains (losses)	1,719	(3,915)	(1,707)

Investments held by consolidated company-sponsored investment funds:
Realized gains (losses)	5,518	(855)	(32,125)
Unrealized gains	3,291	15,898	48,350

Seed capital investments:
Realized gains (losses)
Seed capital and other	8,724	2,322	(34)
Derivatives	(25,567)	(20,542)	(7,588)
Unrealized gains (losses)
Seed capital and other	9,395	9,668	10,099
Derivatives	(3,797)	12,886	(8,717)

Brokerage-related investments:
Realized gains (losses)	345	160	(203)
Unrealized (losses) gains	(48)	309	(442)

Equity method investments:
(Loss) on JVs	(39,056)	(36,611)	—
Gain on other equity method investments	7,368	—	—
	$(30,846)	$(13,486)	$14,206
Other Revenues
Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the General Accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues decreased $8.6 million, or 6.0%, in 2025, primarily due to lower shareholder servicing fees partially offset by certain reimbursements for services provided to the JVs. Other revenues increased $41.5 million, or 40.9%, in 2024, primarily due to certain reimbursements for services provided to the JVs.

46	AllianceBernstein

Part II
Expenses
The components of expenses are as follows:

	Years Ended December 31			% Change
	2025	2024	2023	2025-24	2024-23
	(in thousands)
Employee compensation and benefits	$1,790,452	$1,801,767	$1,769,153	(0.6%)	1.8%
Promotion and servicing:
Distribution-related payments	813,188	742,429	610,368	9.5	21.6
Amortization of deferred sales commissions	83,514	57,983	36,817	44.0	57.5
Trade execution, marketing, T&E and other	162,611	182,146	215,643	(10.7)	(15.5)
	1,059,313	982,558	862,828	7.8	13.9
General and administrative	557,032	599,215	581,571	(7.0)	3.0
Contingent payment arrangements	191	(121,896)	22,853	n/m	n/m
Interest on borrowings	28,271	43,509	54,394	(35.0)	(20.0)
Amortization of intangible assets	44,918	45,913	46,854	(2.2)	(2.0)
Total	$3,480,177	$3,351,066	$3,337,653	3.9%	0.4%
Employee Compensation and Benefits
Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).
Compensation expense as a percentage of net revenues was 39.5%, 40.3% and 42.6% for the years ended December 31, 2025, 2024 and 2023, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, together with the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), continue to believe that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.0%, 1.0% and 1.1% of adjusted net revenues for 2025, 2024 and 2023, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executives relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 48.3%, 47.9% and 49.0%, respectively, for the years ended December 31, 2025, 2024 and 2023.
In 2025, employee compensation and benefits expense decreased $11.3 million, or 0.6%, primarily due to lower incentive compensation of $37.7 million and lower base compensation of $7.0 million, partially offset by higher commissions of $31.3 million. In 2024, employee compensation and benefits expense increased $32.6 million, or 1.8%, primarily due to higher incentive compensation of $92.9 million and higher commissions of $27.9 million, partially offset by lower base compensation of $87.8 million primarily driven by the Bernstein Research Services deconsolidation.
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

2025 Annual Report	47

Part II
Promotion and servicing expenses increased $76.8 million, or 7.8%, in 2025. The increase was due to higher distribution-related payments of $70.8 million and higher amortization of deferred sales commissions of $25.5 million, partially offset by lower trade execution and clearance expenses of $16.3 million primarily driven by the Bernstein Research Services deconsolidation. Promotion and servicing expenses increased $119.7 million, or 13.9%, in 2024. The increase was due to higher distribution-related payments of $132.1 million, higher amortization of deferred sales commissions of $21.2 million and higher transfer fees of $11.1 million, partially offset by lower trade execution and clearance expenses of $47.1 million primarily driven by the Bernstein Research Services deconsolidation.
General and Administrative
General and administrative expenses include portfolio services fees, technology fees, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 12.3%, 13.4% and 14.0% for the years ended December 31, 2025, 2024 and 2023, respectively. General and administrative expenses decreased $42.2 million, or 7.0%, in 2025. The decrease was primarily due to lower office-related expenses of $60.0 million principally driven by our early exit from our previous New York office location in 2024, lower professional fees of $5.3 million and lower other taxes of $4.5 million, partially offset by a one time gain in the prior year period related to the recognition of a $20.8 million government incentive grant received in connection with the relocation of our headquarters to Nashville, Tennessee, a retirement plan settlement loss of $17.7 million in the current year and a $5.8 million AB funds reimbursement expense (net of $8.5 million recovered during the third quarter of 2025) related to a disputed billing practice of a third-party service provider.
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
During 2025, there were no changes in estimates related to our contingent payment arrangements.
During 2024, we recognized a gain of $128.5 million in contingent payment arrangements in the consolidated statement of income related to a fair value remeasurement of the contingent payment liability associated with our acquisition of AB CarVal (the "CarVal Acquisition") in 2022. The fair value remeasurement was due to updated assumptions of future performance associated with the liability. In December 2024, the company agreed to finalize its contingent consideration liability with AB CarVal for a value of $134.0 million. This liability will be paid predominantly in AB Units issued within 10 days of December 31, 2027. Given the liability is no longer contingent, during 2024, the present value of the liability of approximately $118.8 million was reclassified to accounts payable and accrued expenses on the consolidated statements of financial condition. The current carrying value of the liability as of December 31, 2025 of $123.8 million will accrete up to $134.0 million through December 31, 2027. This expense is recognized as general and administrative expenses on the consolidated statements of income.
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
For the years ended December 31, 2025, 2024 and 2023, we recognized $0.2 million, $9.0 million and $8.8 million, respectively, in accretion expense related to our contingent considerations payable.
Interest on Borrowings
Interest expense decreased $15.2 million in 2025, primarily due to lower weighted average interest rates and lower weighted average borrowings. Average daily borrowings for the EQH facilities and commercial paper were $591.6 million at a weighted average interest rate of 4.3% during 2025 compared to $762.4 million and 5.3% during 2024.
Interest expense decreased $10.9 million in 2024, primarily due to lower weighted average borrowings, partially offset by a slightly higher weighted average interest rate. Average daily borrowings for the EQH facilities and commercial paper were $762.4 million at a weighted average interest rate of 5.3% during 2024 compared to $1.0 billion and 5.1% during 2023.

48	AllianceBernstein

Part II
Amortization of Intangible Assets
Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased by $1.0 million in 2025. During 2025, we wrote off approximately $4.0 million of intangible assets associated with various historical acquisitions.
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
Income tax expense decreased $3.5 million, or 5.4%, in 2025 compared to 2024. This decrease is due to lower pre-tax book income and one-time discrete items.
Income tax expense increased $36.1 million, or 124.2%, in 2024 compared to 2023. The increase is primarily driven by a one time tax benefit of $22.4 million resulting from the release of a valuation allowance on a capital loss tax asset due to a 2023 tax planning action, related to future restructuring of certain foreign subsidiaries that would not have a material impact on AB operations. This resulted in a higher effective tax rate in 2024 of 5.2% compared to 3.6% in 2023.
Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests
Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. In 2025, we had $6.4 million of net income of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds. In 2024, we had $20.2 million of net income of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds.
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
During 2025, net cash provided by operating activities was $1.0 billion, compared to $1.4 billion during 2024. The decrease is primarily due to the net activity of our consolidated company-sponsored investment funds of $445.2 million, a decrease in accounts payable and accrued liabilities of $138.9 million, an increase in broker-dealer related net assets of $61.9 million and a decrease in accrued compensation and benefits expense of $52.8 million, partially offset by a decrease in fees receivable of $238.2 million and a decrease in deferred sales commissions of $87.2 million. During 2024, net cash provided by operating activities was $1.4 billion, compared to $0.9 billion during 2023. The change was primarily due to higher earnings of $312.5 million (after non-cash reconciling items), the net activity of our consolidated company-sponsored investment funds of $128.1 million, an increase in accounts payable and accrued expenses of $94.0 million and an increase in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $87.9 million, partially offset by an increase in fees receivable of $140.8 million.
During 2025, net cash used in investing activities was $38.8 million, compared to $115.7 million during 2024. The change is due to a decrease in debt repayment received from equity method investments of $86.2 million, lower purchases of furniture, equipment and leasehold improvements of $83.6 million, a decrease in cash used related to the divestiture of the BRS business of $40.2 million and a decrease in capital contributions to equity method investments of $39.4 million. During 2024, net cash used in investing activities was $115.7 million, compared to $33.6 million during 2023. The change was primarily due to higher purchases of furniture, equipment and leasehold improvements of $88.7 million and cash used related to the divestiture of the BRS business of $40.2 million. The cash used in the divestiture included $304.0 million in cash proceeds received from SocGen offset by $338.2 million in cash contributed from the transferring balance sheet and $6.0 million in direct costs to sell. In addition, there was an increase in debt repayment from equity method investments of $86.2 million offset by capital contributions to equity method investments of $39.4 million.

2025 Annual Report	49

Part II
During 2025, net cash used in financing activities was $1.1 billion, compared to $1.6 billion during 2024. The change is primarily due to lower repayments of debt of $544.3 million and capital contributions from consolidated funds in the current year compared to cash distributions in the prior year (net impact of $305.3 million), partially offset by higher cash distributions to Unitholders of $169.4 million and lower proceeds from the issuance of private units to EQH of $150.0 million. During 2024, net cash used in financing activities was $1.6 billion, compared to $1.0 billion during 2023. The change is primarily due to higher repayments of debt of $608.6 million and higher cash distributions to Unitholders of $115.2 million, partially offset by proceeds from the issuance of private units to EQH of $150.0 million.
As of December 31, 2025, AB had $778.8 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities and cash held by foreign subsidiaries of $496.8 million.
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
AB maintains an $800 million committed, unsecured senior revolving credit facility (the "Credit Facility")with a group of commercial banks and lenders. The Credit Facility was amended and restated as of August 5, 2025 removing Sanford C. Bernstein & Co., as co-borrower. SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $150.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has guaranteed the obligations of SCB LLC under these lines of credit. AB maintains guarantees totaling $150.0 million for SCB LLC’s three uncommitted lines of credit.
AB maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business for SCB LLC, one of our U.S. based broker-dealers. In the event this entity is unable to meet its obligations, AB will pay the obligation when due or on demand.
We also have two smaller guarantees with a commercial bank totaling approximately $1.9 million, under which we guarantee certain obligations in the ordinary course of business of one of our foreign subsidiaries.
In 2024, AB and SocGen completed a transaction forming the JVs. In connection with the transaction, Bernstein Institutional Services LLC (“BIS”), the U.S. broker-dealer subsidiary of the NA JV, entered into a credit facility agreement (the "BIS Credit Facility") with SocGen, as lender, providing for up to $60.0 million of working capital. As a condition of the credit facility and until SocGen’s ownership exceeded 50% of NA JV, AB would provide a limited guarantee under which AB would guarantee up to its percentage ownership, currently 66.7% as of December 31, 2025, of any unpaid obligations of BIS. As of December 31, 2025, there were no unpaid obligations under this facility requiring a guarantee by AB. Effective February 28, 2025, the agreement was amended and the original maturity date of April 1, 2025 was extended to March 31, 2026. The current commitment under the facility was reduced from $60.0 million to $30.0 million. There were no other material amendments to the credit facility.
In addition, AB agreed to indemnify SocGen Canada ("SG Canada") for certain obligations and liabilities in relation to Sanford C. Bernstein Canada ("SCB Canada") until such time as SocGen exceeds 50% ownership of NA JV (the “Canadian Regulatory Guarantee”). Under the terms of the Canadian Regulatory Guarantee, SG Canada must guarantee the customer liabilities of SCB Canada to the full extent of its regulatory capital which fluctuates based upon business activity. AB agreed to indemnify SG Canada for 66.7% of any amounts paid by SG Canada under the Canadian Regulatory Guarantee. As of December 31, 2025, there were no unpaid obligations requiring a guarantee by AB.

50	AllianceBernstein

Part II
We have not been required to perform under any of the above agreements and currently have no outstanding liability in connection with these agreements. See Note 24 Divestitures to AB's consolidated financial statements in Item 8 for further discussion related to the BIS Credit Facility and Canadian Regulatory Guarantee.
Aggregate Contractual Obligations
We have various compensation and benefit obligations, including accrued salaries and fringes, commissions, payroll taxes, incentive payments and deferred compensation arrangements. The majority of our compensation and benefits obligations are paid out in less than one year, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years. Accrued compensation and benefits as of December 31, 2025 totaled $349.3 million. This amount excludes our accrued international pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $56.4 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the aforementioned accrued compensation and benefits obligation amount.
We expect to make contributions to our qualified profit sharing plan of approximately $19.0 million in each of the next four years.
During the fourth quarter of 2024, we entered into a non-exclusive partnership with Reinsurance Group of America, Incorporated (“RGA”) under which we committed to invest $100.0 million in a reinsurance sidecar vehicle sponsored by RGA and focused on the U.S. asset-intensive reinsurance market. AB intends to manage private alternative assets for RGA’s general account as part of a separate transaction. As of December 31, 2025, we have funded $0.1 million of this commitment. The remaining commitment of up to $100.0 million can be called upon short notice at any future point.
During the third quarter of 2025, we entered into a non-exclusive partnership with Carlyle Investment Management L.L.C. (the "Asset Management Sponsor") and Fortitude International Ltd. (the "Insurance Sponsor/and or their respective affiliates"), and together (the "Sponsors") under which we committed to invest $100.0 million in a reinsurance sidecar vehicle Carlyle FCA Re, L.P. (the "FCA Re Sidecar"). The FCA Re Sidecar is focused on reinsuring life and annuity liabilities in Asia. AB intends to manage private alternative assets for the Insurance Sponsor as part of a separate transaction. As of December 31, 2025, we have not funded any of this commitment.
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
As of December 31, 2025, we had goodwill of $3.6 billion on the consolidated statement of financial condition, which included $666.1 million as a result of the CarVal Investors L.P. ("CarVal") acquisition in 2022, $2.6 billion as a result of the Sanford C. Bernstein Inc. (“Bernstein”) acquisition in 2000 and $291.9 million in regard to various smaller acquisitions.

2025 Annual Report	51

Part II
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

52	AllianceBernstein

Part II
•The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated, where applicable, that we do not expect any pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a legal proceeding could be significant, and could have such an effect.
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
•Our initiative to replace our investment management technology: While we believe that our initiative to replace our existing investment management technology will result in long term savings to the business based on reasonable assumptions as of the date of this report, the duration and complexity of the project creates a significant risk that our current assumptions may not be realized.

2025 Annual Report	53

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
Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2025 and 2024. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31
	2025		2024
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Securities segregated (U.S. Treasury Bills)	$498,649	$(4,986)	$499,245	$(4,992)
Trading	74,637	(4,247)	51,240	(3,033)

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% decrease in equity prices from those prevailing as of December 31, 2025 and 2024. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31
	2025		2024
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$137,263	$(13,726)	$150,585	$(15,058)
Other investments	319,112	(31,911)	333,380	(33,338)

54	AllianceBernstein

Part II
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the General Partner and Unitholders of AllianceBernstein L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of AllianceBernstein L.P. and its subsidiaries (the “Company”) as of December 31, 2025, and 2024, and the related consolidated statements of income, of comprehensive income, of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15 (a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

2025 Annual Report	55

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
Performance-Based Fees
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s performance-based fees earned were $185.3 million for the year ended December 31, 2025, and are earned based on the value of the investors’ assets under management (“AUM”). The transaction price for the asset management performance obligation for certain investment advisory contracts, including those associated with hedge funds and other alternative investments, provide for a performance-based fee (including carried interest), in addition to a base advisory fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. The performance-based fees are forms of variable consideration and are therefore excluded from the transaction price until it becomes probable that there will not be significant reversal of the cumulative revenue recognized. Constraining factors impacting the amount of variable consideration included in the transaction price include the contractual claw-back provisions to which the variable consideration is subject, the length of time to which the uncertainty of the consideration is subject, the number and range of possible consideration amounts, the probability of significant fluctuations in the AUM market value and the level at which the AUM value exceeds the contractual threshold required to earn such a fee (collectively the “constraining factors”). Management calculates AUM using established market-based valuation methods and fair valuation (non-observable market) methods. Fair valuation methods, which include discounted cash flow models and other methods, are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities.
The principal considerations for our determination that performing procedures relating to performance-based fees is a critical audit matter are (i) a high degree of auditor effort in performing procedures and evaluating audit evidence related to these fees, including evaluating audit evidence related to (a) the assessment of the applicable constraining factors impacting the amount of variable consideration and (b) the calculation of AUM where fair valuation methods are used; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s revenue recognition process for performance-based fees, including controls over the assessment of the applicable constraining factors impacting the amount of variable consideration and the calculation of AUM where fair valuation methods are used. These procedures also included, among others, (i) testing management’s process for determining performance-based fees; (ii) evaluating the appropriateness of the fair valuation methods used to calculate AUM; (iii) testing the completeness and accuracy of certain data provided by management; (iv) testing the calculation of AUM by (a) developing an independent range of prices by obtaining third party prices for a sample of securities where fair valuation methods were used and (b) comparing the independent range of prices to management’s calculation; and (v) for a sample of investment advisory contracts, evaluating the reasonableness of the applicable constraining factors related to (a) contractual claw-back provisions to which variable consideration is subject, (b) the length of time to which the uncertainty of the consideration is subject, (c) the number and range of possible consideration amounts, (d) the probability of significant fluctuations in the AUM market value, and (e) the level at which the AUM value exceeded the contractual threshold required to earn such fees. Professionals with specialized skill and knowledge were used to assist in testing the calculation of the AUM by (i) developing an independent range of prices using independently developed inputs for a sample of securities where fair valuation methods were used and (ii) comparing the independent range of prices to management’s calculation.

/s/PricewaterhouseCoopers LLP
Nashville, Tennessee
February 12, 2026
We have served as the Company’s auditor since 2006.

56	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	Years Ended December 31
	2025	2024
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$778,847	$832,044
Cash and securities segregated, at fair value (cost $496,263 and $495,391)	499,063	500,046
Receivables, net:
Brokers and dealers	32,829	33,772
Brokerage clients	1,607,527	1,432,372
AB funds fees	410,883	467,351
Other fees	139,755	159,336
Investments:
Equity Method	255,034	286,721
Other	275,979	248,483
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	17,726	1,989
Investments	330,534	140,792
Other assets	25,120	14,801
Furniture, equipment and leasehold improvements, net	248,030	248,673
Goodwill	3,598,591	3,598,591
Intangible assets, net	166,415	215,054
Deferred sales commissions, net	165,300	182,707
Right-of-use assets	454,988	449,877
Other assets	271,155	259,318
Total assets	$9,277,776	$9,071,927

2025 Annual Report	57

Part II

	Years Ended December 31
	2025	2024
	(in thousands, except unit amounts)
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$214,454	$162,570
Brokerage clients	1,936,726	1,933,843
AB mutual funds	305	830
Contingent consideration liability	8,605	9,385
Accounts payable and accrued expenses	381,211	426,675
Lease liabilities	518,578	512,615
Liabilities of consolidated company-sponsored investment funds	25,281	1,716
Accrued compensation and benefits	367,498	391,161
Debt	810,000	710,000
Total liabilities	4,262,658	4,148,795
Commitments and contingencies (See Note 14)
Redeemable non-controlling interest of consolidated entities	178,967	48,489
Capital:
General Partner	48,694	49,519
Limited partners: 293,508,421 and 292,107,907 units issued and outstanding	4,916,978	4,999,616
Receivables from affiliates	(260)	(2,893)
AB Holding Units held for long-term incentive compensation plans	(72,869)	(62,366)
Accumulated other comprehensive (loss)	(57,389)	(110,581)
Partners’ capital attributable to AB Unitholders	4,835,154	4,873,295
Non-redeemable non-controlling interests in consolidated entities	997	1,348
Total capital	4,836,151	4,874,643
Total liabilities, non-controlling interest and capital	$9,277,776	$9,071,927
See Accompanying Notes to Consolidated Financial Statements.

58	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2025	2024	2023
	(in thousands, except per unit amounts)
Revenues:
Investment advisory and services fees	$3,531,490	$3,442,139	$2,975,468
Bernstein research services	—	96,222	386,142
Distribution revenues	818,444	726,670	586,263
Dividend and interest income	140,368	165,313	199,443
Investment (losses) gains	(30,846)	(13,486)	14,206
Other revenues	134,192	142,794	101,342
Total revenues	4,593,648	4,559,652	4,262,864
Less: Broker-dealer related interest expense	62,996	84,513	107,541
Net revenues	4,530,652	4,475,139	4,155,323
Expenses:
Employee compensation and benefits	1,790,452	1,801,767	1,769,153
Promotion and servicing:
Distribution-related payments	813,188	742,429	610,368
Amortization of deferred sales commissions	83,514	57,983	36,817
Trade execution, marketing, T&E and other	162,611	182,146	215,643
General and administrative	557,032	599,215	581,571
Contingent payment arrangements	191	(121,896)	22,853
Interest on borrowings	28,271	43,509	54,394
Amortization of intangible assets	44,918	45,913	46,854
Total expenses	3,480,177	3,351,066	3,337,653
Operating income	1,050,475	1,124,073	817,670
Gain on divestiture	—	134,555	—
Non-operating income	—	134,555	—
Pre-tax Income	1,050,475	1,258,628	817,670
Income tax	61,600	65,143	29,051
Net income	988,875	1,193,485	788,619
Net income of consolidated entities attributable to non-controlling interests	6,386	20,238	24,009
Net income attributable to AB Unitholders	$982,489	$1,173,247	$764,610

Net income per AB Unit:	$3.33	$4.05	$2.65
See Accompanying Notes to Consolidated Financial Statements.

2025 Annual Report	59

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2025	2024	2023
	(in thousands)
Net income	$988,875	$1,193,485	$788,619
Other comprehensive income:
Foreign currency translation adjustments, before reclassification and tax	30,334	(20,843)	14,262
Less: reclassification adjustment for (losses) included in net income upon liquidation	—	(10,197)	(389)
Foreign currency translation adjustments, before tax	30,334	(10,646)	14,651
Income tax (expense) benefit	(453)	59	(618)
Foreign currency translation adjustments, net of tax	29,881	(10,587)	14,033
Changes in employee benefit related items:
Amortization of prior service cost	611	24	24
Recognized actuarial gain	—	1,504	9,135
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation	(22,830)	(4,931)	—
Changes in employee benefit related items	23,441	6,459	9,159
Income tax (expense)	(130)	(89)	(79)
Employee benefit related items, net of tax	23,311	6,370	9,080
Other comprehensive income (loss)	53,192	(4,217)	23,113
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	6,386	20,238	24,009
Comprehensive income attributable to AB Unitholders	$1,035,681	$1,169,030	$787,723
See Accompanying Notes to Consolidated Financial Statements.

60	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31
	2025	2024	2023
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$49,519	$45,388	$45,985
Net income	9,825	11,732	7,646
Cash distributions to General Partner	(11,244)	(9,553)	(8,411)
Long-term incentive compensation plans activity	30	(61)	(21)
Issuance of AB Units, net	564	513	189
Issuance of AB Units for EQH purchase agreement	—	1,500	—
Issuance of AB Units in connection with EQH Amended Exchange Agreement	8,202	—	—
(Retirement) of AB Units in connection with EQH Amended Exchange Agreement	(8,202)	—	—
Balance, end of year	48,694	49,519	45,388
Limited Partners' Capital
Balance, beginning of year	4,999,616	4,590,619	4,648,113
Net income	972,664	1,161,515	756,964
Cash distributions to Unitholders	(1,112,667)	(944,912)	(830,860)
Long-term incentive compensation plans activity	2,963	(6,014)	(2,080)
Issuance of AB Units, net	54,402	49,908	18,482
Issuance of AB Units for EQH purchase agreement	—	148,500	—
Issuance of AB Units in connection with EQH Amended Exchange Agreement	811,986	—	—
(Retirement) of AB Units in connection with EQH Amended Exchange Agreement	(811,986)	—	—
Balance, end of year	4,916,978	4,999,616	4,590,619
Receivables from Affiliates
Balance, beginning of year	(2,893)	(4,490)	(4,270)
Long-term incentive compensation awards expense	1,246	1,088	727
Capital contributions from (to) AB Holding	1,387	509	(947)
Balance, end of year	(260)	(2,893)	(4,490)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(62,366)	(76,363)	(95,318)
Purchases of AB Holding Units for long-term compensation plans, net	(161,708)	(157,038)	(144,086)
(Issuance) of AB Units, net	(54,561)	(49,894)	(17,562)
Long-term incentive compensation awards expense	210,228	216,133	179,724
Re-valuation of AB Holding Units held in rabbi trust	(4,462)	4,796	879
Balance, end of year	(72,869)	(62,366)	(76,363)

Accumulated Other Comprehensive (Loss)
Balance, beginning of year	(110,581)	(106,364)	(129,477)
Foreign currency translation adjustment, net of tax	29,881	(10,587)	14,033
Changes in employee benefit related items, net of tax	23,311	6,370	9,080
Balance, end of year	(57,389)	(110,581)	(106,364)
Total Partners' Capital attributable to AB Unitholders	4,835,154	4,873,295	4,448,790
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of year	1,348	4,572	12,607
Net income	744	3,940	743
Distributions to non-controlling interests, net	(1,095)	(7,164)	(8,514)
Adjustment	—	—	(264)
Balance, end of year	997	1,348	4,572
Total Capital	$4,836,151	$4,874,643	$4,453,362
See Accompanying Notes to Consolidated Financial Statements.

61	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2025	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income	$988,875	$1,193,485	$788,619
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	83,514	57,983	36,817
Non-cash long-term incentive compensation expense	211,475	217,220	180,451
Depreciation and other amortization	87,102	91,126	92,113
Unrealized (gains) on investments	(10,998)	(5,503)	(7,810)
Equity losses of equity method investments	31,689	36,551	—
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(3,291)	(15,898)	(48,350)
Non-cash lease expense	71,375	112,458	101,761
(Gain) on divestiture	—	(134,555)	—
(Gain) on assets held for sale	—	—	(800)
Remeasurement of contingent payment arrangements	—	(130,901)	14,050
Retirement plan loss	17,733	14,309	—
Other, net	10,484	28,424	(4,641)
Changes in assets and liabilities:
Decrease in securities, segregated	983	367,634	654,751
(Increase) decrease in receivables	(90,983)	(199,288)	629,204
(Increase) decrease in investments	(16,006)	7,238	(10,656)
(Increase) in deferred sales commissions	(66,108)	(153,316)	(71,941)
(Increase) decrease in other assets	(10,992)	13,052	(36,263)
(Increase) decrease in investments of consolidated company-sponsored investment funds	(186,451)	272,280	167,712
(Increase) decrease in other assets of consolidated company-sponsored investment funds	(10,319)	10,498	19,125
Increase (decrease) in other liabilities of consolidated company-sponsored investment funds	23,565	(10,821)	(42,992)
Increase (decrease) in payables	46,015	(388,594)	(1,451,280)
(Decrease) increase in accounts payable and accrued expenses	(51,852)	86,999	(6,992)
(Decrease) increase in accrued compensation and benefits	(26,693)	26,113	(22,848)
Cash payments to relieve operating lease liabilities	(66,262)	(90,190)	(107,738)
Net cash provided by operating activities	1,032,855	1,406,304	872,292

Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(38,757)	(122,330)	(33,627)
Divestiture of business (includes $304.0 million in cash proceeds in 2024)	—	(40,196)	—
Capital contribution to equity method investments	—	(39,401)	—
Debt repayment from equity method investments	—	86,200	—
Net cash used in investing activities	(38,757)	(115,727)	(33,627)

Cash flows from financing activities:
Proceeds from (repayment of) debt, net	100,000	(444,316)	164,316
(Decrease) in overdrafts payable	—	(11)	—
Distributions to General Partner and Unitholders	(1,123,911)	(954,464)	(839,271)
Subscriptions (redemptions) of non-controlling interests of consolidated company-sponsored investment funds, net	124,092	(181,169)	(183,245)
Capital contributions (to) AB Holding	(83)	(770)	(2,164)
Purchases of AB Holding Units for long-term incentive compensation plan awards, net	(161,708)	(157,038)	(144,086)
Proceeds from issuance of private units to EQH	—	150,000	—
Other, net	(5,459)	(9,362)	(4,870)
Net cash used in financing activities	(1,067,069)	(1,597,130)	(1,009,320)
Effect of exchange rate changes on cash and cash equivalents	35,511	(20,303)	22,527
Net (decrease) in cash and cash equivalents	(37,460)	(326,856)	(148,128)
Cash and cash equivalents as of beginning of the period	834,033	1,160,889	1,309,017
Cash and cash equivalents as of end of the period	$796,573	$834,033	$1,160,889

Cash paid:
Interest paid	$88,483	$125,839	$155,335
Income taxes paid	68,675	51,799	57,216

Non-cash financing activities:
Retirement of AB Holding Units in connection with the EQH Exchange and Amended Exchange Agreement	$(820,188)	$(185,101)	$—
Issuance of AB Holding Units in connection with the EQH Exchange and Amended Exchange Agreement	820,188	185,101	—
See Accompanying Notes to Consolidated Financial Statements.

62	AllianceBernstein

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
Our high-quality, in-depth research is the foundation of our asset management and private wealth management businesses. Our research disciplines include economic, equity, fixed income and quantitative research. In addition, we have expertise in multi-asset strategies, wealth management, environmental, social and corporate governance ("ESG"), and alternative investments.
We provide a broad range of investment services with expertise in:
•Equities, including actively managed strategies across global and regional markets and capitalization ranges, spanning growth, value, core, defensive, thematic, and sustainable approaches, with varying degrees of active risk, concentration, and benchmark sensitivity;
•Fixed Income, including actively managed traditional and unconstrained strategies across taxable and tax-exempt markets, encompassing government, corporate, securitized, emerging market, and municipal securities, with a focus on income generation, risk management, liquidity, and diversification;
•Multi-Asset Solutions, including outcome-oriented and asset-allocation strategies such as target-date, target-risk, income, and total-return portfolios, as well as customized multi-asset solutions designed to meet specific client objectives;
•Hedge Fund Strategies, including fundamental and systematic hedge funds, equity market neutral, event-driven, macro, and fund-of-funds strategies, focused on delivering diversified, idiosyncratic return streams with controlled market exposure;
•Private Alternatives, including private credit, asset-based finance, real assets, real estate debt, and specialty finance strategies, where returns are driven by underwriting discipline, structure, selectivity, and active portfolio management rather than public market beta; and
•Systematic Strategies, including alpha-seeking and risk-controlled approaches that apply quantitative research, data-driven signals, and disciplined portfolio construction across equity and fixed income markets, as well as passive index, ESG index, and enhanced index solutions designed to provide efficient market exposure.

2025 Annual Report	63

Part II
Organization
AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.
As of December 31, 2025, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	68.2%
AB Holding	31.1
Unaffiliated holders	0.7
100.0%
EQH Exchange
On July 10, 2025, AB entered into an amended and restated Exchange Agreement (the “Amended Exchange Agreement”) with EQH to increase the AB Units that remain available for exchange from 4,788,806 AB Units to 19,682,946 AB Units. At the time the Amended Exchange Agreement was entered into, AB issued and exchanged 19,682,946 AB Units for an equal number of AB Holding Units held by EQH. The acquired AB Holding Units from the exchange were retired, along with an equal number of AB Units. Following the exchange, the Amended Exchange Agreement was terminated. For further discussion, see Note 20 Units Outstanding.
After giving effect to such exchange and related retirements, including both the general partnership and limited partnership interest in AB Holding and AB, EQH has an approximate 68.3% economic interest in AB as of December 31, 2025.
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
Recently Adopted Accounting Pronouncements or Accounting Pronouncements
Not Yet Adopted
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This amendment is expected to enhance the transparency and decision usefulness of income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and certain information about income taxes paid. This revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2024. The amendments in this update should be applied on a prospective basis for financial statements issued for reporting periods after the effective date of this update. Retrospective application is permitted. Management has elected to adopt this standard prospectively, prior periods have not been recast to reflect current period presentation. The adoption of this standard did not have a material impact on our financial condition or results of operations. See Note 21 Income Taxes for further discussion.

64	AllianceBernstein

Part II
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
The Valuation Committee, consisting of senior officers and employees, oversees the pricing and valuation of all investments held in client and AB portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We also have a Pricing Group, which reports to the Valuation Committee and is responsible for overseeing the pricing process for all investments. We record as revenue investment advisory and services base fees, which we generally calculate as a percentage of AUM. At month-end, all the components of the transaction price (i.e., the base fee calculation) are no longer variable and the value of the consideration is determined. These fees are not subject to claw back and there is minimal probability that a significant reversal of the revenue recorded will occur.
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

2025 Annual Report	65

Part II

Bernstein Research Services

Effective April 1, 2024, AB deconsolidated the Bernstein Research Services business ("BRS"). See Note 24 Divestitures for further discussion.
Prior to the deconsolidation of the BRS, revenue consisted principally of commissions received, and to a lesser but increasing extent, direct payments for trade execution services and equity research services provided to institutional clients. Brokerage commissions for trade execution services and related expenses were recorded on a trade-date basis when the performance obligations were satisfied. Generally, the transaction price was agreed upon at the time of each trade and was based upon the number of shares traded or the value of the consideration traded. The transaction price for research revenues was not fixed and was at the customer's discretion. In many cases there was no contract between AB and the customer for research services, so there was no performance obligation present that required AB to provide the research or for the customer to compensate AB for the research consumed. The customer had the unilateral right to determine the amount it would pay and whether it would continue to receive research. Research revenues were recognized when the transaction price was quantified, collectability was assured and significant reversal of such revenue was not probable.

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

Part II

Non-Contractual Revenues

Dividend and interest income is accrued as earned. Investment gains and losses on the consolidated statements of income include unrealized gains and losses on trading and private equity investments stated at fair value, equity in earnings of our limited partnership hedge fund investments, realized gains and losses on investments sold and equity income (loss) related our equity investment in JVs.

Contract Assets and Liabilities

We use the practical expedient for contracts that have an original duration of one year or less. Accordingly, we do not consider the time value of money and, instead, accrue the incremental costs of obtaining the contract when incurred. As of December 31, 2025, the balances of contract assets and contract liabilities are not considered material and, accordingly, no further disclosures are necessary.
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

2025 Annual Report	67

Part II
Investments in Unconsolidated Joint Ventures
During 2024, AB and Societe Generale ("SocGen") completed a transaction to form a global joint venture with two joint venture holding companies, one outside of North America (the "ROW JV") and one within North America ("NA JV", and together the "JVs"). AB owns a majority interest in the NA JV while SocGen owns a majority interest in the joint venture outside of North America.
We deconsolidated our BRS business and contributed the BRS business to the JVs. We recognized our initial investment in our unconsolidated joint ventures at fair value. The determination of fair values of assets and liabilities of the joint ventures required us to make estimates, consider assumptions and use valuation techniques when a market value is not readily determinable. The valuation methodology used for our initial investment in the joint ventures is known as a dividend discount model whereby a forecast of net income attributable to each of the JVs was discounted using an estimated cost of capital to determine the present value of expected future dividends. The joint venture dividend discount model includes significant assumptions such as expected future distributable earnings, discount rate and a long term growth rate. We recorded an initial investment in the JVs at fair value as of April 1, 2024 of $283.9 million.
We have recorded our subsequent investment in each of the JVs under the equity method of accounting under ASC 323 Investments – Equity Method and Joint Ventures, as we retain the ability to exercise significant influence over the operating and financial policies of the JVs but do not retain a controlling interest. Our investments in companies over which we have the ability to exercise significant influence are accounted for under the equity method and are recorded at cost plus our share of earnings and losses. As of December 31, 2025, we owned 66.7% of the NA JV and 49.0% of the ROW JV and our combined carrying value in the two investments was $247.6 million.
Our investments in unconsolidated joint ventures are reviewed for indicators of impairment when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. An extended series of net operating losses of an investee, inability to operate without significant future capital infusions, or other factors may indicate that a loss in the value of our investment in the unconsolidated joint venture may have occurred. If a loss exists, we further review to determine if the loss is other than temporary, in which case we will record an impairment charge in the amount of the excess carrying value over the estimated fair value. As we do not have a controlling financial interest in the JVs, the fair value of the JVs would be determined at the joint venture level the income approach whereby a forecast of future cash flows attributable to the asset are discounted to present value using a risk-adjusted discount rate which is subjective and considers assumptions regarding future performance, that could differ materially from actual results in future periods. As of December 31, 2025 there was no triggering event identified requiring an impairment analysis of our investment in our unconsolidated JVs.
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
Brokerage Transactions
Customers’ securities transactions are recorded on a settlement date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral and have done so at various times. As of December 31, 2025 and 2024, we had $50.2 million and zero of re-pledged securities, respectively. Principal securities transactions and related expenses are recorded on a trade date basis.
Securities borrowed and securities loaned by our broker-dealer subsidiaries are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require us to deposit cash collateral with the lender. With respect to securities loaned, we receive cash collateral from the borrower. See Note 8 Offsetting Assets and Liabilities for securities borrowed and loaned amounts recorded in our consolidated statements of financial condition as of December 31, 2025 and 2024. The initial collateral advanced or received approximates or is greater than the fair

68	AllianceBernstein

Part II
value of securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2025 and 2024, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transaction.
As of December 31, 2025 and 2024, we had $14.9 million and $29.1 million, respectively, of cash on deposit with clearing organization for trade facilitation purposes, which are reported in other assets in our consolidated statements of financial condition. As of December 31, 2025 and 2024, we held no U.S. Treasury bills pledged as collateral. These clearing organizations have the ability by contract or custom to sell or re-pledge the collateral, if any.
Current Expected Credit Losses- Receivables from Brokerage Clients
Receivables from clients primarily consists of margin loan balances. The value of the securities owned by clients and held as collateral for these receivables is not reflected in the consolidated financial statements and the collateral was not repledged as of December 31, 2025 and 2024. We consider these financing receivables to be of good credit quality because these receivables are primarily collateralized by the related client investments.
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
Current Expected Credit Losses - Receivables from Revenue Contracts with Customers
The majority of our revenue receivables are from investment advisory and service fees, and distribution revenues, that are typically paid out of the client accounts or third-party products consisting of cash and securities. Due to the size of the fees in relation to the value of the cash and securities in accounts or funds, the account value typically exceeds the amortized cost basis of the receivables, resulting in a remote risk of loss. These receivables have a short duration, generally due within 30-90 days and there is minimal historical evidence of non-payment or market declines that would cause the fair value of the underlying securities to decline below the amortized cost of the receivables. AB maintains an allowance for credit losses based upon an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Once determined uncollectible, aged balances are written off as credit loss expense. This determination is based on careful analysis of individual receivables and aging schedules, and generally occurs when the receivable becomes over 360 days past due. Our aged receivables and amounts written off related to credit losses in any year are not material.
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
As of December 31, 2025, we had goodwill of $3.6 billion on the consolidated statement of financial condition which included $666.1 million as a result of the CarVal Investors L.P. ("CarVal") acquisition in 2022 ("CarVal acquisition"), $2.6 billion as a result of the Sanford C. Bernstein Inc. (“Bernstein”) acquisition in 2000 and $291.9 million in regard to various smaller acquisitions.
Goodwill is tested annually, as of September 30, for impairment utilizing the market approach. As of September 30, 2025, the impairment test indicated that goodwill was not impaired.

2025 Annual Report	69

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
Often, as part of the business combination, intangible assets are recorded based on their estimated fair value at the time of acquisition and primarily relate to acquired investment management contracts. We periodically review indefinite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any. During 2025, 2024 and 2023, these expenses included an intangible asset impairment charge of $4.0 million, $4.4 million, and zero , respectively, related to various historical acquisitions.
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
During 2025, there were no impairments of contingent consideration payable recorded in the consolidated statements of income. During 2024, we recorded an impairment of $2.5 million of the contingent consideration payable associated with a small acquisition made in 2020 due to the loss of investment management contracts. During 2023, there were no impairments of contingent consideration payable recorded in the consolidated statements of income.
During 2022, we acquired CarVal Investors which included a contingent consideration liability ranging from zero to $650.0 million and was based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. During 2024, we remeasured the contingent liability and recorded a gain reflected within contingent payment arrangements in the consolidated statements of income of $128.5 million. The fair value of the contingent consideration was remeasured using forecasted future cash flows using the Real Options valuation methodology. The most significant assumptions used to remeasure the liability were expected revenue growth rates and discount rates. In December 2024, the company agreed to finalize its contingent consideration liability with AB CarVal for a value of $134.0 million. This liability will be paid predominantly in AB Units issued within 10 days of December 31, 2027. Given the liability is no longer contingent, during 2024, the present value of the liability of $118.8 million was reclassified to accounts payable and accrued expenses on the consolidated statements of financial condition. The current carrying value of the liability as of December 31, 2025 of $123.8 million will accrete up to $134.0 million through December 31, 2027. This expense is recognized as general and administrative expenses on the consolidated statements of income.
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
As of December 31, 2025, intangible assets, net of accumulated amortization, of $166.4 million on the consolidated statement of financial condition consist of $152.9 million of finite-lived intangible assets subject to amortization and $13.5 million of indefinite-lived intangible assets not subject to amortization.

70	AllianceBernstein

Part II
As of December 31, 2024, intangible assets, net of accumulated amortization, of $215.1 million on the consolidated statement of financial condition consisted of $199.8 million of finite-lived intangible assets subject to amortization and $15.3 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions.
The gross carrying amount of finite-lived intangible assets totaled $316.6 million as of December 31, 2025 and $320.8 million as of December 31, 2024, and accumulated amortization was $163.7 million as of December 31, 2025 and $121.0 million as of December 31, 2024.
Amortization expense was $44.9 million for 2025, $45.9 million for 2024 and $46.9 million for 2023. Estimated future annual amortization expense is approximately $45 million annually in year one and $24 million in years two through five.
We review indefinite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. This test is performed at least annually or as triggering events occur. If the carrying value exceeds fair value, we perform an impairment assessment to measure the amount of the impairment loss, if any.
We review definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. This test is performed as triggering events occur at the asset group level. If the carrying value exceeds fair value, we perform an impairment assessment to measure the amount of the impairment loss, if any.
During the fourth quarter of 2025, we performed an impairment assessment of our intangible assets. The impairment assessment indicated an impairment of intangible assets associated with a smaller historical acquisition in 2020 that was other than temporary. As such, we recorded an impairment charge of $4.0 million in general and administrative expenses in the consolidated statements of income. The remaining impairment assessments indicated that our intangible assets were not impaired.
During 2024, we performed an impairment assessment of our intangible assets. The impairment assessment indicated an impairment of intangible assets associated with various smaller historical acquisitions that was other than temporary. Due to the loss of certain investment management contracts, the carrying value of the finite-lived intangible assets exceeded the fair value of the contracts. As such, we recorded an impairment charge of $4.4 million in general and administrative expenses in the consolidated statements of income. The remaining impairment assessments indicated that our intangible assets were not impaired.
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
We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, we compare the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If we determine the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. There were no impairment charges recorded during 2025 or 2024.
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

2025 Annual Report	71

Part II
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
Mutual Fund Underwriting Activities
Purchases and sales of shares of company-sponsored mutual funds in connection with the underwriting activities of our subsidiaries, including related commission income, are recorded on the trade date. Receivables from brokers and dealers for sale of shares of company-sponsored mutual funds generally are realized within one business day from the trade date, in conjunction with the settlement of the related payables to company-sponsored mutual funds for share purchases. Distribution plan and other promotion and servicing payments are recognized as expense when incurred.
Long-term Incentive Compensation Plans
We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to employees, generally in the fourth quarter, and to members of the Board of Directors of the General Partner, who are not employed by our company or by any of our affiliates ("Eligible Directors").
Awards granted in December 2025, 2024 and 2023 allowed employees to allocate their awards between restricted units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”) and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates), who received an award of $100,000 or less, could have allocated 100% of their award to deferred cash. Starting in December 2024, each of our employees based outside the United States (other than expatriates) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $500,000, or 100% of their award to deferred cash for those who received an award of $500,000 or less. The number of AB Holding Units awarded was based on the closing price of an AB Holding Unit as of the eighth business day of December as determined by the Compensation Committee. For awards granted in 2025, 2024 and 2023:
•We engage in open-market purchases of AB Holding Units or purchase newly issued AB Holding Units from AB Holding that are awarded to participants and kept in a consolidated rabbi trust.
•Quarterly distributions on vested and unvested AB Holding Units were paid to participants, regardless of whether or not a long-term deferral election had been made.
•Interest on deferred cash was accrued monthly based on our monthly weighted average cost of funds.
We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted AB Holding Unit awards is the closing price of an AB Holding Unit on the grant date. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. For year-end long-term incentive compensation awards, employees who resign or are terminated without cause may retain their awards, provided the employee remains in compliance with certain agreements and covenants set forth in the applicable award agreement, including the imposition of forfeiture as a result of post-employment competition, prohibitions on employee and client solicitation, and a potential claw-back for failing to follow existing risk management policies. Because there is no service requirement, we fully expense these awards on the grant date. Long-term incentive compensation awards for recruitment or retention purposes set forth in a separate employment or award agreement, include a required service period. Because there is a service requirement, we expense these awards over the required service period. AB Holding Units or deferred cash are typically delivered or distributed to employees ratably over three to four years, unless the employee has made a long-term deferral election, regardless of whether or not the award agreement includes an employee service requirement.
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

72	AllianceBernstein

Part II
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
Repurchases of AB Holding Units for the years ended December 31, 2025 and 2024 consisted of the following:

	Years Ended December 31
	2025	2024
	(in millions)
Total amount of AB Holding Units Purchased(1)	4.1	4.5
Total Cash Paid for AB Holding Units Purchased(1)	$162.1	$156.2
Open Market Purchases of AB Holding Units Purchased(1)	1.9	1.8
Total Cash Paid for Open Market Purchases of AB Holding Units(1)	$72.1	$60.1
(1)Purchased on a trade date basis. The difference between open-market purchases and total amount of units purchased reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter expired at the close of business on December 26, 2025. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program and for other corporate purposes.
During 2025, we granted to employees and Eligible Directors 5.8 million restricted AB Holding Units (including 4.2 million granted in December 2025 under our year-end Incentive Compensation Award Program to employees). During 2024, we granted to employees and Eligible Directors 5.9 million restricted AB Holding Units (including 4.1 million granted in December 2024 under our year-end Incentive Compensation Award Program to employees). We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units for these awards.
Foreign Currency Translation and Transactions
Assets and liabilities of foreign subsidiaries are translated from functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction losses were $3.5 million, $3.7 million and $4.5 million for 2025, 2024 and 2023, respectively, and are reported in general and administrative expenses on the consolidated statements of income.
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
Typically, Available Cash Flow has been the adjusted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. Available Cash Flow typically is the adjusted net income per Unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted net income per Unit. If management determines, with the concurrence of the Board of Directors, that certain adjustments to Available Cash Flow are necessary or unnecessary, such adjustments will be made in future periods.

2025 Annual Report	73

Part II
On February 5, 2026, the General Partner declared a distribution of $1.05 per AB Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2025. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on March 12, 2026, to holders of record on February 20, 2026.
Total cash distributions per Unit paid to the General Partner and Unitholders during 2025, 2024 and 2023 were $3.81, $3.30 and $2.92, respectively.
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
Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the SEC. See Note 24 Divestitures for additional details related to our joint ventures.
3. Revenue Recognition
Revenues for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$3,346,239	$3,171,175	$2,830,557
Performance-based fees	185,251	270,964	144,911
Bernstein research services(1)	—	96,222	386,142
Distribution revenues
All-in-management fees	358,877	337,999	284,057
12b-1 fees	63,050	67,611	63,127
Other distribution fees (2)	396,517	321,060	239,079
Other revenues
Shareholder servicing fees	82,771	89,195	83,802
JV related revenues (3)	36,341	37,775	—
Other	13,223	14,317	17,061
	4,482,269	4,406,318	4,048,736
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	77,372	80,800	91,902
Investment (losses) gains	(30,846)	(13,486)	14,206
Other revenues	1,857	1,507	479
	48,383	68,821	106,587
Total net revenues	$4,530,652	$4,475,139	$4,155,323
(1)On April 1, 2024 AB and Societe Generale, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB has deconsolidated the Bernstein Research Services business and contributed the business to the joint venture.
(2)Other distribution fees primarily consists of distribution servicing fees associated with our Japan operations.
(3)We maintain certain service level agreements and recognize revenues associated with these services in connection with our investment in the JVs.

74	AllianceBernstein

Part II
4. Net Income Per Unit
Net income per Unit is derived by reducing net income for the 1.0% general partnership interest and dividing the remaining 99.0% by the basic weighted average number of limited partnership units outstanding for each year. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Years Ended December 31,
	2025	2024	2023
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$982,489	$1,173,247	$764,610
Weighted average limited partnership Units outstanding	292,063	286,618	285,125
Net income per AB Unit	$3.33	$4.05	$2.65
5. Cash and Securities Segregated Under Federal Regulations and Other Requirements
As of December 31, 2025 and 2024, $0.5 billion and $0.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.
6. Investments
Investments consist of:

	Years Ended December 31
	2025	2024
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$35,212	$31,934
Seed capital	176,545	169,502
Other	143	388
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	18,845	10,831
Seed capital	26,939	18,397
Equity Method investments:
Joint ventures	247,605	286,721
Other equity method investments	7,429	—
Time deposits	6,365	6,100
Other	11,930	11,331
Total investments	$531,013	$535,204

2025 Annual Report	75

Part II
Total investments related to long-term incentive compensation obligations of $54.1 million and $42.8 million as of December 31, 2025 and 2024, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.
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
We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 15, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of December 31, 2025 and 2024, our total seed capital investments were $372.1 million and $294.7 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.
Equity method investments on the condensed consolidated statement of financial condition, including our investment in two joint ventures and a reinsurance sidecar, are accounted for under the equity method of accounting. As of December 31, 2025, AB owned a 66.7% majority interest in the NA JV and a 49.0% interest in the ROW JV. AB owns a 20.9% investment in Ruby RE, a reinsurance sidecar.
The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of December 31, 2025 and 2024 were as follows:

	Years Ended December 31
	2025	2024
	(in thousands)
Net gains recognized during the period	$21,099	$14,622
Less: net gains recognized during the period on equity securities sold during the period	9,784	8,731
Unrealized gains recognized during the period on equity securities held	$11,315	$5,891
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
The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2025 and 2024 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

76	AllianceBernstein

Part II

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2025
Exchange-traded futures	$200,332	$832	$366	$(7,946)
Currency forwards	88,910	5,073	6,102	(4,204)
Interest rate swaps	7,185	181	12	(127)
Credit default swaps	371,581	864	10,551	(5,199)
Total return swaps	157,940	1,140	419	(9,156)
Option swaps	50,196	4,895	165	(3,293)
Total derivatives	$876,144	$12,985	$17,615	$(29,925)
December 31, 2024
Exchange-traded futures	$157,787	$2,835	$33	$(2,744)
Currency forwards	27,368	4,881	4,656	1,690
Interest rate swaps	17,667	367	14	310
Credit default swaps	199,720	4,172	9,099	(2,675)
Total return swaps	216,468	663	1,087	(3,823)
Option swaps	50,459	8,023	55	(688)
Total derivatives	$669,469	$20,941	$14,944	$(7,930)
As of December 31, 2025 and 2024, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investment gains (losses) on the consolidated statements of income.
We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2025 and 2024, we held $5.5 million and $10.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.
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
Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of December 31, 2025 and 2024, we delivered $10.3 million and $5.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our consolidated statements of financial condition.
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

2025 Annual Report	77

Part II
8. Offsetting Assets and Liabilities
See Note 15, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.
Offsetting of assets as of December 31, 2025 and 2024 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral	Net Amount
	(in thousands)
December 31, 2025
Securities borrowed	$14,689	$—	$14,689	$(14,539)	$—	$150
Derivatives	12,985	—	12,985	—	(5,547)	7,438
December 31, 2024
Securities borrowed	$1,144	$—	$1,144	$(1,044)	$—	$100
Derivatives	20,941	—	20,941	—	(10,357)	10,584
Offsetting of liabilities as of December 31, 2025 and 2024 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral	Net Amount
	(in thousands)
December 31, 2025
Securities loaned	$51,488	$—	$51,488		$(50,170)	$1,318
Derivatives	17,615	—	17,615	—	(10,293)	7,322
December 31, 2024
Derivatives	14,944	—	14,944	—	(5,188)	9,756
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

78	AllianceBernstein

Part II
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of December 31, 2025 and 2024 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Total
December 31, 2025
Money markets	$175,029	$—	$—	$—	$175,029
Securities segregated (U.S. Treasury Bills)	—	498,649	—	—	498,649
Derivatives	832	12,153	—	—	12,985
Equity securities	145,217	66,519	127	37	211,900
Other Investments	9,003	—	—	—	9,003
Total assets measured at fair value	$330,081	$577,321	$127	$37	$907,566

Derivatives	$366	$17,249	$—	$—	$17,615
Contingent payment arrangements	—	—	8,605	—	8,605
Total liabilities measured at fair value	$366	$17,249	$8,605	$—	$26,220

December 31, 2024:
Money markets	$146,781	$—	$—	$—	$146,781
Securities segregated (U.S. Treasury Bills)	—	499,245	—	—	499,245
Derivatives	2,835	18,106	—	—	20,941
Equity securities	193,766	5,921	121	2,016	201,824
Other investments	8,593	—	—	—	8,593
Total assets measured at fair value	$351,975	$523,272	$121	$2,016	$877,384

Derivatives	$33	$14,911	$—	$—	$14,944
Contingent payment arrangements	—	—	9,385	—	9,385
Total liabilities measured at fair value	$33	$14,911	$9,385	$—	$24,329
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

2025 Annual Report	79

Part II
During the years ended December 31, 2025 and 2024, there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	December 31
	2025	2024
	(in thousands)
Balance as of beginning of period	$121	$118
Unrealized gains (losses), net	6	3
Balance as of end of period	$127	$121
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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	December 31
	2025	2024
	(in thousands)
Balance as of beginning of period	$9,385	$252,690
Accretion	191	9,005
Changes in estimates	—	(130,901)
Payments	(971)	(2,640)
Reclassification of AB CarVal contingent liability	—	(118,769)
Balance as of end of period	$8,605	$9,385
As of December 31, 2025, the expected revenue growth rates ranged from 2.0% to 13.3%, with a weighted average of 6.8%, calculated using cumulative revenues and range of revenue growth rate and a discount rate of 1.9%.
As of December 31, 2024, the expected revenue growth rates range from 2.0% to 29.3%, with a weighted average of 5.5%, calculated using cumulative revenues and range of revenue growth rates. The discount rates ranged from 1.9% to 10.4%, with a weighted average of 7.3%, calculated using total contingent liabilities and range of discount rates.
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
In December 2024, the company agreed to finalize its contingent consideration liability with AB CarVal for a value of $134.0 million. This liability will be paid predominantly in AB Units issued within 10 days of December 31, 2027. Given the liability was no longer contingent, the liability of approximately $118.8 million was reclassified to accounts payable and accrued expenses on the consolidated statements of financial condition. The current carrying value of the liability as of December 31, 2025 is $123.8 million which will accrete up to 134.0 million through December 31, 2027. This expense is recognized as general and administrative expenses on the consolidated statements of income.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2025 or 2024.

80	AllianceBernstein

Part II
10. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net consist of:

	Years Ended December 31
	2025	2024
	(in thousands)
Furniture and equipment	$166,391	$151,478
Leasehold improvements	275,038	249,422
Total	441,429	400,900
Less: Accumulated depreciation and amortization	(193,399)	(152,227)
Furniture, equipment and leasehold improvements, net	$248,030	$248,673
Depreciation and amortization expense on furniture, equipment and leasehold improvements were $41.5 million, $44.9 million and $44.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
11. Deferred Sales Commissions, Net
The components of deferred sales commissions, net, for the years ended December 31, 2025 and 2024 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	Years Ended December 31
	2025	2024
	(in thousands)
Carrying amount of deferred sales commissions	$386,729	$303,564
Less: Accumulated amortization	(138,535)	(74,602)
Cumulative CDSC received	(82,894)	(46,255)
Deferred sales commissions, net	$165,300	$182,707
Amortization expense associated with deferred sales commissions was $83.5 million, $58.0 million and $36.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Estimated future amortization expense related to the December 31, 2025 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2026	$83,757
2027	60,853
2028	19,434
2029	1,256
Total	$165,300
12. Debt
Credit Facility
AB has an $800.0 million committed, unsecured senior revolving credit facility (the "Credit Facility") with a group of commercial banks and other lenders. The Credit Facility was amended and restated as of August 5, 2025, extending the maturity date to August 5, 2030 and removing Sanford C. Bernstein & Co., LLC ("SCB LLC") as a co-borrower. There were no other significant changes included in the amendment. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB business purposes, including the support of AB’s commercial paper program. Management may draw on the Credit Facility from time to time.
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2025, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the

2025 Annual Report	81

Part II
occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
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
As of December 31, 2025 and 2024, we had no amounts outstanding under the Credit Facility. During 2025 and 2024, we did not draw upon the Credit Facility.
EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.
The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of December 31, 2025, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.
As of December 31, 2025 and 2024, AB had $810.0 million and $710.0 million outstanding under the EQH Facility with interest rates of approximately 3.7% and 4.3%, respectively. Average daily borrowings on the EQH Facility during 2025 and 2024 were $392.2 million and $494.2 million, respectively, with weighted average interest rates of approximately 4.2% and 5.2%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of December 31, 2025, we were in compliance with these covenants. As of December 31, 2025 and 2024, we had no amounts outstanding under the EQH Uncommitted Facility. We did not draw upon the EQH Uncommitted Facility during 2025 or 2024.
Commercial Paper
As of both December 31, 2025 and December 31, 2024 we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2025 and 2024 were $199.5 million and $268.2 million, respectively, with weighted average interest rates of approximately 4.4% and 5.4%, respectively.
SCB Lines of Credit
SCB LLC has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $150.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of December 31, 2025 and 2024, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during 2025 and 2024 were $0.5 million and $0.6 million, respectively, with weighted average interest rates of approximately 7.3% and 8.5%, respectively.
13. Leases
We lease office space, office equipment and technology under various operating and financing leases. Our current leases have initial lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

82	AllianceBernstein

Part II
Leases included in the consolidated statements of financial condition as of December 31, 2025 and 2024 were as follows:

	Classification	December 31, 2025	December 31, 2024
	(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$448,177	$441,662
Operating lease liabilities	Lease liabilities	511,308	504,171
Finance Leases
Property and equipment, gross	Right-of-use assets	21,070	19,548
Amortization of right-of-use assets	Right-of-use assets	(14,259)	(11,333)
Property and equipment, net		6,811	8,215
Finance lease liabilities	Lease liabilities	7,270	8,444
The components of lease expense included in the consolidated statements of income for the years ended December 31, 2025 and 2024 were as follows:

		Years Ended December 31
	Classification	2025	2024
		(in thousands)
Operating lease cost	General and administrative	$66,124	$109,580

Financing lease cost:
Amortization of right-of-use assets	General and administrative	5,122	4,361
Interest on lease liabilities	Interest expense	383	325
Total finance lease cost		5,505	4,686
Variable lease cost (1)	General and administrative	13,372	38,814
Sublease income	General and administrative	(2,970)	(33,068)
Net lease cost		$82,031	$120,012
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
Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2026	$63,653	$4,224	$67,877
2027	65,642	2,172	67,814
2028	58,065	851	58,916
2029	54,077	326	54,403
2030	52,886	73	52,959
Thereafter	414,292	—	414,292
Total lease payments	708,615	7,646	$716,261
Less interest	(197,307)	(376)
Present value of lease liabilities	$511,308	$7,270
We signed a lease that commenced during the first quarter of 2024, related to approximately 166,000 square feet of space in New York City.

2025 Annual Report	83

Part II

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	13.25
Finance leases	2.19
Weighted average discount rate:
Operating leases	4.57%
Finance leases	4.50%
Supplemental non-cash activity related to leases are as follows:

	Years Ended December 31
	2025	2024
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	$34,740	$217,318
Finance leases	3,646	1,097
(1)Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.
14. Commitments and Contingencies
Leases
As indicated in Note 13 Leases, we lease office space, office equipment and technology under various leasing arrangements. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2025, are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)
2026	$70.2	$(3.1)	$67.1
2027	67.3	(4.4)	62.9
2028	58.8	(4.4)	54.4
2029	54.4	(4.4)	50.0
2030	53.0	(4.5)	48.5
2031 and thereafter	414.3	(11.4)	402.9
Total future minimum payments	$718.0	$(32.2)	$685.8
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

84	AllianceBernstein

Part II
Guarantees
In 2024, AB and SocGen completed a transaction forming the JVs. In connection with the transaction, Bernstein Institutional Services LLC (“BIS”), the U.S. broker-dealer subsidiary of the NA JV, entered into a credit facility agreement (the "BIS Credit Facility") with SocGen, as lender, providing for up to $60.0 million of working capital. As a condition of the credit facility and until SocGen’s ownership exceeds 50% of NA JV, AB will provide a limited guarantee under which AB will guarantee up to its percentage ownership, currently 66.7%, of any unpaid obligations of BIS. As of December 31, 2025, there were no unpaid obligations under this facility requiring a guarantee by AB. Effective February 28, 2025, the agreement was amended and the original maturity date of April 1, 2025 was extended to March 31, 2026. The current commitment under the facility has also been reduced from $60.0 million to $30.0 million. There were no other material amendments to the credit facility.
In addition, AB will indemnify SocGen Canada ("SG Canada") for certain obligations and liabilities in relation to Sanford C. Bernstein Canada ("SCB Canada") until such time as SocGen exceeds 50% ownership of NA JV (the “Canadian Regulatory Guarantee”). Under the terms of the Canadian Regulatory Guarantee, SG Canada must guarantee the customer liabilities of SCB Canada to the full extent of its regulatory capital which fluctuates based upon business activity. AB has agreed to indemnify SG Canada for 66.7% of any amounts paid by SG Canada under the Canadian Regulatory Guarantee. As of December 31, 2025, there were no unpaid obligations requiring a guarantee by AB.
See Note 24 Divestitures for further discussion related to the BIS Credit Facility and Canadian Regulatory Guarantee.
Commitments
During the fourth quarter of 2024, we entered into a non-exclusive partnership with Reinsurance Group of America, Incorporated (“RGA”) under which we committed to invest $100.0 million in a reinsurance sidecar vehicle sponsored by RGA and focused on the U.S. asset-intensive reinsurance market. AB intends to manage private alternative assets for RGA’s general account as part of a separate transaction. As of December 31, 2025, we have funded $0.1 million of this commitment.
During the third quarter of 2025, we entered into a non-exclusive partnership with Carlyle Investment Management L.L.C. (the "Asset Management Sponsor") and Fortitude International Ltd. (the "Insurance Sponsor/and or their respective affiliates"), and together (the "Sponsors") under which we committed to invest $100.0 million in a reinsurance sidecar vehicle Carlyle FCA Re, L.P. (the "FCA Re Sidecar'"). The FCA Re Sidecar is focused on reinsuring life and annuity liabilities in Asia. AB intends to manage private alternative assets for the Insurance Sponsor as part of a separate transaction. As of December 31, 2025, we have not funded any of this commitment.
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

2025 Annual Report	85

Part II
The balances of consolidated VIEs and VOEs included in our consolidated statements of financial condition were as follows:

	December 31, 2025			December 31, 2024
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$17,617	$109	$17,726	$1,671	$318	$1,989
Investments	304,035	26,499	330,534	82,027	58,765	140,792
Other assets	24,778	342	25,120	1,317	13,484	14,801
Total assets	$346,430	$26,950	$373,380	$85,015	$72,567	$157,582
Liabilities	$25,132	$149	$25,281	$345	$1,371	$1,716
Redeemable non-controlling interest	169,091	9,876	178,967	31,670	16,819	48,489
Partners' capital attributable to AB Unitholders	152,207	16,925	169,132	53,000	54,377	107,377
Total liabilities, redeemable non-controlling interest and partners' capital	$346,430	$26,950	$373,380	$85,015	$72,567	$157,582
During 2025, we deconsolidated four funds in which we had seed investments totaling approximately $53.9 million as of December 31, 2024 due to no longer having a controlling financial interest.
Changes in the redeemable non-controlling interest balance during the twelve-month period ended December 31, 2025 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2024	$48,489
Deconsolidated funds	(12,857)
Changes in third-party seed investments in consolidated funds	143,335
Redeemable non-controlling interest as of December 31, 2025	$178,967

86	AllianceBernstein

Part II
Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.
Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of December 31, 2025 and 2024 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2025:
Investments - VIEs (1)	$22,477	$271,558	$—	$294,035
Investments - VOEs	225	26,274	—	26,499
Derivatives - VIEs	70	20,007	—	20,077
Total assets measured at fair value	$22,772	$317,839	$—	$340,611
Derivatives - VIEs	$112	$19,972	$—	$20,084
Total liabilities measured at fair value	$112	$19,972	$—	$20,084
December 31, 2024:
Investments - VIEs	$15,240	$66,787	$—	$82,027
Investments - VOEs	249	58,516	—	58,765
Derivatives - VIEs	48	53	—	101
Derivatives - VOEs	—	11,483	—	11,483
Total assets measured at fair value	$15,537	$136,839	$—	$152,376
Derivatives - VIEs	$72	$13	$—	$85
Total liabilities measured at fair value	$72	$13	$—	$85
(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient are approximately $10.0 million. Total investments in VIEs including those measured at NAV are $304.0 million.
See Note 9 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
There were no Level 3 financial instruments carried at fair value within the consolidated company-sponsored investment funds during the years ended December 31, 2025 and 2024.
Derivative Instruments
As of December 31, 2025 and 2024, the VIEs held zero and zero (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2025 and 2024, we recognized $0.2 million and zero of losses, respectively, on these derivatives. These losses are recognized in investment gains (losses) in the consolidated statements of income.
As of December 31, 2025 and 2024, the VIEs held zero and zero, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition.
As of December 31, 2025 and 2024, the VIEs delivered $0.5 million and $0.3 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2025 and 2024, the VOEs held zero and $11.5 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the year ended December 31, 2025 and 2024, we recognized zero and zero of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the consolidated statements of income.
As of December 31, 2025 and 2024, the VOEs held no cash collateral payable to trade counterparties.
As of December 31, 2025 and 2024, the VOEs delivered no cash collateral in brokerage accounts.

2025 Annual Report	87

Part II
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of December 31, 2025 and 2024 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2025:
Derivatives - VIEs	$20,077	$—	$20,077	$—	$—	$20,077
December 31, 2024:
Derivatives - VIEs	$101	$—	$101	$—	$(2)	$99
Derivatives - VOEs	11,483	—	11,483	—	—	11,483
Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of December 31, 2025 and 2024 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2025:
Derivatives - VIEs	$20,084	$—	$20,084	$—	$(492)	$19,592
December 31, 2024:
Derivatives - VIEs	$85	$—	$85	$—	$(85)	$—
Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of December 31, 2025, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $51.3 billion; our maximum risk of loss is our investment of $40.4 million in these VIEs and our advisory fees receivable from these VIEs are $105.1 million. As of December 31, 2024, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $46.9 billion; our maximum risk of loss was our investment of $17.3 million in these VIEs and our advisory fees receivable from these VIEs were $115.2 million.
16. Net Capital
SCB LLC is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the U.S. Securities and Exchange Commission ("SEC"). SCB LLC computes its net capital under the alternative method permitted by the applicable rule, which requires that minimum net capital, as defined, equals the greater of $1.5 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2025, SCB LLC had net capital of $215.1 million, which was $182.9 million in excess of the required minimum net capital requirement of $32.2 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations imposed by the SEC, the Financial Industry Regulatory Authority, Inc., and other securities agencies.
AllianceBernstein Investments, Inc. ("ABI"), another one of our subsidiaries and the distributor and/or underwriter for certain company-sponsored mutual funds, is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. As of December 31, 2025, ABI had net capital of $50.3 million, which was $50.0 million in excess of its required minimum net capital of $0.3 million.

88	AllianceBernstein

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
In connection with security borrowing and lending arrangements, we enter into collateralized agreements, which may result in potential loss in the event the counterparty to a transaction is unable to fulfill its contractual obligations. Security borrowing arrangements require us to deposit cash collateral with the lender. With respect to security lending arrangements, we receive collateral in the form of cash or securities in amounts generally in excess of the market value of the securities loaned. We attempt to mitigate credit risk associated with these activities by establishing credit limits for each broker and monitoring these limits on a daily basis. Additionally, security borrowing and lending collateral is marked to market on a daily basis, and additional collateral is deposited by or returned to us as necessary.
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
18. Qualified Employee Benefit Plans
We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions were $19.4 million, $19.7 million and $19.0 million for 2025, 2024 and 2023, respectively.
We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $9.1 million, $9.3 million and $11.7 million in 2025, 2024 and 2023, respectively.
We maintained a qualified, noncontributory, defined benefit retirement plan (the “Retirement Plan”) covering current and former employees who were employed by AB in the United States prior to October 2, 2000. Benefits accrued under the plan based on years of credited service, average final base salary (as defined in the Retirement Plan) and primary Social Security benefits. Service and compensation after December 31, 2008 were not taken into account in determining participants’ retirement benefits.

2025 Annual Report	89

Part II
During 2024, the Compensation Committee of the AB Board of Directors approved the termination of the Retirement Plan, effective May 22, 2024. We began the process of settling benefits with vested participants and all lump sum disbursements elected by plan participants were distributed in December 2024 in the amount of $35.0 million. The remaining retirement plan participants who did not elect a lump sum disbursement elected to roll over their benefit to a group annuity contract from a qualified insurance company to administer all future payments. During the year ended December 31, 2024, we recognized a non-cash settlement charge of approximately $13.1 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the consolidated statements of income. As of December 31, 2024, the Retirement Plan was underfunded with a benefit obligation of $68.6 million and plan assets of $63.3 million.
During 2025, we settled all future obligations under the Retirement Plan and transferred the remaining obligations to a qualified insurance provider under a group annuity contract. The total annuity premium transferred was $59.4 million. Following the transfer related to the annuity purchase, the plans funded status was in a deficit and the company funded an additional $1.7 million to cover all remaining obligations. As a result of the settlement we recognized an initial non-cash settlement charge of approximately $20.8 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the consolidated statements of income. We recognized a final adjustment of $3.1 million due to further reconciliation and true up activities. The final settlement charge, net of true up amounts, was $17.7 million for the year ended December 31, 2025. The plan was formally terminated and the trust was closed effective September 30, 2025.
The Retirement Plan’s projected benefit obligation, fair value of plan assets and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31
	2025	2024
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$68,579	$98,426
Interest cost	284	5,025
Plan settlements	(2,900)	(39,246)
Actuarial loss (gain)	(5,930)	7,655
Annuity insurer rollovers	(59,357)	—
Benefits paid	(676)	(3,281)
Projected benefit obligation at end of year	—	68,579
Change in plan assets:
Plan assets at fair value at beginning of year	63,325	101,376
Actual return on plan assets	(2,092)	4,476
Employer contribution	1,700	—
Plan settlements	(2,900)	(39,246)
Annuity insurer rollovers	(59,357)	—
Benefits paid	(676)	(3,281)
Plan assets at fair value at end of year	—	63,325
Funded status	$—	$(5,254)

90	AllianceBernstein

Part II
The amounts recognized in other comprehensive income for the Retirement Plan for 2025, 2024 and 2023 were as follows:

	2025	2024	2023
	(in thousands)
Unrecognized net gain from experience different from that assumed and effects of changes and assumptions	$—	$5,534	$8,815
Prior service cost	611	24	24
Reclassification adjustment for (losses) included in net income upon retirement plan liquidation	(22,898)	—	—
	23,509	5,558	8,839
Income tax (expense)	(147)	(20)	(9)
Other comprehensive income	$23,362	$5,538	$8,830
The gain of $23.3 million recognized in 2025 was primarily due to $22.9 million of one time pension settlement related gains, $0.6 million of pension cost amortization offset by $0.1 million in income tax expense. The one time settlement related gains was primarily driven by an initial non-cash settlement charge of approximately $20.8 million related to Retirement Plan losses and the reclassification from accumulated other comprehensive loss to general and administrative expenses in the condensed consolidated statements of income. Further, there was a reclassification of approximately $2.6 million from accumulated other comprehensive loss to accrued compensation and benefits liability on the consolidated statement of financial condition for final reconciliation and true up activities related to the settlement of the Retirement Plan. Please refer to the above for final pension related settlement charges recognized for the year ended December 31, 2025.
The gain of $5.5 million recognized in 2024 was primarily due to lump sum settlement activity of $13.7 million ($13.1 million of settlement related gains recognized from accumulated other comprehensive income to a realized loss on the consolidated statements of income during the year ended December 31, 2024 and $0.6 million of pension cost amortization) offset by a loss of $8.2 million. The loss of $8.2 million reflects a decrease in the discount rate due to plan termination assumptions using a yield curve rather than ongoing accounting basis assumptions using a bond model increasing the benefit obligation by $2.2 million, termination pricing increasing the obligation by $5.7 million and a loss on plan assets of $0.6 million, offset by new census data of $0.3 million.
The gain of $8.8 million recognized in 2023 was primarily due to actual earnings exceeding expected earnings on plan assets of $6.9 million, the recognized actuarial loss of $0.9 million changes in the discount rate and lump sum interest rates of $0.5 million, and changes in the census data $0.5 million.
Foreign retirement plans and an individual's retirement plan maintained by AB are not material to AB's consolidated financial statements. As such, disclosure for these plans is not necessary. The reconciliation of the 2025 amounts recognized in other comprehensive income for the Retirement Plan as compared to the consolidated statement of comprehensive income (the "OCI Statement") is as follows:

	Retirement Plan	Foreign Retirement Plans	OCI Statement
	(in thousands)
Amortization of prior service cost	$611	$—	$611
Reclassification adjustment for (losses) included in net income upon retirement plan liquidation	(22,898)	68	(22,830)
Changes in employee benefit related items	23,509	(68)	23,441
Income tax (expense) benefit	(147)	17	(130)
Employee benefit related items, net of tax	$23,362	$(51)	$23,311

2025 Annual Report	91

Part II
The amounts included in accumulated other comprehensive loss for the Retirement Plan as of December 31, 2025 and 2024 were as follows:

	2025	2024
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$—	$(22,899)
Prior service cost	—	(611)
	—	(23,510)
Income tax benefit	—	147
Accumulated other comprehensive loss (1)	$—	$(23,363)
(1)Due to settlement and termination of the Retirement Plan, there are no amounts remaining in accumulated other comprehensive income related to the plan.
The accumulated benefit obligation for the plan was zero and $68.6 million as of December 31, 2025 and 2024, respectively.
Due to the termination of the Retirement Plan, there was no discount rate applied as there is no remaining plan obligation as of December 31, 2025. The discount rate used to determine benefit obligations as of December 31, 2024 (remeasurement date) was 5.15%. The discount rate to determine the benefit obligation as of December 31, 2024 was adjusted by the annuity purchase premium to estimate the impending annuity purchase in 2025.
Due to the termination of the Retirement Plan, there are no future expected benefit payments under the Retirement Plan.
Net expense under the Retirement Plan consisted of:

	Years Ended December 31
	2025	2024	2023
	(in thousands)
Interest cost on projected benefit obligations	$284	$5,025	$5,199
Expected return on plan assets	(267)	(5,056)	(4,776)
Amortization of prior service cost	611	24	24
Settlement loss recognized	17,733	13,104	—
Recognized actuarial loss	—	666	952
Net pension expense	$18,361	$13,763	$1,399
Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31
	2025	2024	2023
Discount rate on benefit obligations	N/A	5.40%	5.50%
Expected long-term rate of return on plan assets	4.63%	5.25%	5.25%
In developing the expected long-term rate of return on plan assets of 4.63%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets was based on weighted average expected returns for each asset class.
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
For fiscal year-end 2024, we reflected the most recently published Internal Revenue Service table for lump sums paid in 2024.

92	AllianceBernstein

Part II

The Retirement Plan’s asset allocation percentages consisted of:

	Years Ended December 31
	2025	2024
Equity	—%	—%
Debt securities	—	88
Other	—	12
Total	—%	100%
The Investment Committee oversaw investments for the benefit of the Retirement Plan. The objective of the investment program was to closely match the potential plan termination liability and to minimize funded status volatility, thereby promoting the ongoing ability of the Retirement Plan to meet future liabilities and obligations, while minimizing the need for additional contributions and managing the Retirement Plan’s funded status appropriately. During 2024, the asset allocation was updated to 100% liability hedging investments (cash and cash equivalents) in light of the pending Retirement Plan termination. The asset allocation during 2025 prior to the termination of the plan remained consistent with the asset allocation during 2024. The Retirement plan was terminated effective September 30, 2025, as such, there were no remaining assets in the Retirement Plan as of December 31, 2025.
See Note 9, Fair Value for a description of how we measure the fair value of our plan assets.
The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2025 and 2024 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2025
Cash	$—	$—	$—	$—
Fixed income securities	—	—	—	—
Investments measured at net assets value	—	—	—	—
Investments at fair value	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Total
December 31, 2024
Cash	$5,618	$—	$—	$5,618
Fixed income securities	—	55,839	—	55,839
Investments measured at net assets value	—	—	—	1,868
Investments at fair value	$5,618	$55,839	$—	$63,325
During 2025, the Retirement Plan was terminated effective September 30, 2025.
During 2024 the Retirement Plan's investments include the following:
•fixed income securities primarily invested in bonds and included as a level 2 security;
19. Long-term Incentive Compensation Plans
We maintain an unfunded, non-qualified incentive compensation program known as the AllianceBernstein Incentive Compensation Award Program (the “Incentive Compensation Program”), under which annual awards may be granted to eligible employees. See Note 2 Summary of Significant Accounting Policies – Long-Term Incentive Compensation Plans" for a discussion of the award provisions.
Under the Incentive Compensation Program, we made awards in 2025, 2024 and 2023 aggregating $198.6 million, $184.3 million and $170.2 million, respectively. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2025, 2024 and 2023 were $216.0 million, $208.0 million and $183.0 million, respectively.
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

2025 Annual Report	93

Part II
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
As of December 31, 2025, 39,202,309 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan. AB Holding Unit-based awards in respect of 20,797,691 AB Holding Units were available for grant under the 2017 Plan as of December 31, 2025.
As of December 31, 2024, 35,854,070 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan. AB Holding Unit-based awards in respect of 24,145,930 AB Holding Units were available for grant under the 2017 Plan as of December 31, 2024.
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
The portion of incentive-based compensation received from EQH specific to Seth Bernstein, our Chief Executive Officer, and Onur Erzan, our President, is covered under the Compensation Recovery Policy adopted by our parent EQH and will be applicable to any current or previous incentive-based compensation received directly from our parent company by Mr. Bernstein and Mr. Erzan.
Restricted AB Holding Unit Awards
In 2025, 2024 and 2023, the Board granted restricted AB Holding Unit awards to Eligible Directors. These AB Holding Units give the Eligible Directors, in most instances, all the rights of other AB Holding Unitholders, subject to such restrictions on transfer as the Board may impose.
We award restricted AB Holding Units to Eligible Directors that vest ratably over three years. We fully expensed these awards on each grant date, as there is no service requirement. Grant details related to these awards is as follows:

	2025	2024	2023
Restricted Units Awarded	25,518	29,952	30,102
Weighted Average Grant Date Fair Value	$39.98	$34.06	$33.89
Compensation Expense (in millions)	$1.0	$1.0	$1.0
Under the Incentive Compensation Program, we awarded 4.7 million restricted AB Holding Units in 2025 (which included 4.2 million restricted AB Holding Units in December for the 2025 year-end awards as well as 0.5 million additional restricted AB Holding Units granted earlier during the year relating to the 2024 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $36.19 to $41.11.
We awarded 4.7 million restricted AB Holding Units in 2024 (which included 4.4 million restricted AB Holding Units in December for the 2024 year-end awards as well as 0.3 million additional restricted AB Holding Units granted earlier during the year relating to the 2023 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $30.56 to $36.19.
We awarded 5.2 million restricted AB Holding Units in 2023 (which included 5.0 million restricted AB Holding Units in December for the 2023 year-end awards as well as 0.2 million additional restricted AB Holding Units granted earlier during the year related to the 2022 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $30.56 to $38.84.
Restricted AB Holding Units awarded under the Incentive Compensation Program generally vest in 33.3% increments on December 1st of each of the three years immediately following the year in which the award is granted.

94	AllianceBernstein

Part II
We also award restricted AB Holding Units in connection with certain employment and separation agreements, as well as relocation-related performance awards, with vesting schedules generally ranging between two and ten years. Grant details related to these awards is as follows:

	2025	2024	2023
	(in millions excluding share prices)
Restricted Units Awarded	1.1	1.2	0.5
Grant Date Fair Value Range	$35.90 - $42.13	$28.46 - $37.26	$27.86 - $38.58
Compensation Expense	$19.2	$17.6	$30.1
The fair value of the restricted AB Holding Units is amortized over the requisite service period as compensation expense. Changes in unvested restricted AB Holding Units during 2025 are as follows:

	AB Holding Units	Weighted Average Grant Date Fair Value per AB Holding Unit
Unvested as of December 31, 2024	12,419,251	$34.47
Granted	5,847,532	40.04
Vested	(5,642,161)	34.79
Forfeited	(400,432)	35.10
Unvested as of December 31, 2025	12,224,190	$36.96
The total grant date fair value of restricted AB Holding Units that vested was $196.3 million, $244.4 million and $235.8 million during 2025, 2024 and 2023, respectively. As of December 31, 2025, the 12,224,190 unvested restricted AB Holding Units consist of 9,102,534 restricted AB Holding Units that do not have a service requirement and have been fully expensed on the grant date and 3,121,656 restricted AB Holding Units that have a service requirement and will be expensed over the required service period. As of December 31, 2025, there was $98.3 million of compensation expense related to unvested restricted AB Holding Unit awards granted and not yet recognized in the consolidated statement of income. We expect to recognize the expense over a weighted average period of 4.61 years.
20. Units Outstanding
Changes in AB Units outstanding for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Outstanding as of January 1,	292,107,907	286,609,212
Units issued (1)	23,110,952	12,627,827
Units retired(2) (3)	(21,710,438)	(7,129,132)
Outstanding as of December 31,	293,508,421	292,107,907
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
In addition to the master exchange agreement, on December 19, 2024, AB entered into a purchase agreement providing for, and consummated, the sale by AB of 4,215,140 AB Units to EQH. See Exhibit 10.33 to this Form 10-K for further details.
On July 10, 2025, AB entered into Amended Exchange Agreement with EQH to increase the AB Units that remain available for exchange from 4,788,806 AB Units to 19,682,946 AB Units. At the time the Amended Exchange Agreement was entered into, AB issued and exchanged 19,682,946 AB Units for an equal number of AB Holding Units held by EQH. The acquired AB Holding Units from the exchange were retired, along with an equal number of AB Units. Following the exchange, the Amended Exchange Agreement was terminated. See Exhibit 10.34 to this Form 10-K for further details.

2025 Annual Report	95

Part II
(1)AB Units issued in 2025 include 19,682,946 AB Units issued in connection with the Amended Exchange Agreement entered into with EQH on July 10, 2025. AB Units issued in 2024 include 4,215,140 and 5,211,194 AB Units issued in connection with a separate purchase and master exchange agreement entered into with EQH on December 19, 2024, respectively. See Exhibit 10.32, 10.33 and 10.34 to this Form 10-K.
(2)AB Units retired in 2025 include 19,682,946 retired AB Units in connection with the Amended Exchange Agreement entered into with EQH on July 10, 2025. AB Units retired in 2024 include 5,211,194 AB Units retired in connection with a master exchange agreement entered into with EQH on December 19, 2024. See Exhibit 10.32 and 10.34 to this Form 10-K.
(3)During 2025 and 2024, we purchased 36,470 and 21,877 AB Units, respectively, in private transactions and retired them.
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
In order to preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. The AB Partnership Agreement provides that all transfers of AB Units must be approved by EQH and the General Partner. EQH and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in the relevant U.S. Treasury regulations. If AB Units were considered readily tradable, AB’s net income would be subject to federal and state corporate income tax, significantly reducing its quarterly distribution to AB Holding. Furthermore, should AB enter into a substantial new line of business, AB Holding, by virtue of its ownership of AB, would lose its status as a publicly traded partnership and would become subject to corporate income tax, which would reduce materially AB Holding’s net income and its quarterly distributions to AB Holding Unitholders.
Earnings before income taxes and income tax expense consist of:

	Years Ended December 31
	2025	2024	2023
	(in thousands)
Earnings before income taxes:
United States	$881,162	$1,075,305	$714,732
Foreign	169,313	183,323	102,938
Total	$1,050,475	$1,258,628	$817,670
Income tax expense:
Partnership UBT	$6,125	$12,458	$7,838
Corporate subsidiaries:
Federal	1,717	899	2,855
State and local	951	1,345	914
Foreign	50,755	51,764	35,906
Current tax expense	59,548	66,466	47,513
Deferred tax	2,052	(1,323)	(18,462)
Income tax expense	$61,600	$65,143	$29,051

96	AllianceBernstein

Part II
The table below provides the updated requirements of the Improvements to Income Tax Disclosures effective January 1, 2025. See Note 2 Summary of Significant Accounting Policies—Recent Accounting Pronouncements for additional details on the adoption of the Improvements to Income Tax Disclosures.
The Improvements to Income Tax Disclosures require reconciliation to the applicable statutory federal (national) income tax rate of the jurisdiction of domicile. Beginning 2025, AB updated the rate reconciliation to start with a zero percent federal income tax rate. The rate reconciliation discloses material reconciling items and foreign jurisdictions based on significant transactions, events, or jurisdictions separately disclosed elsewhere in the financial statements.
The principal reasons for the difference between the effective tax rates and the statutory federal income tax rate are as follows:

	Year Ended December 31
	2025
	(in thousands)
U.S. Federal Statutory Tax Rate	$—	—%
State and local income tax (1)	9,411	0.9
Corporate subsidiaries' federal tax effects	2,013	0.2
Foreign tax effects:
United Kingdom
Statutory tax rate differential	19,203	1.8
Other	(109)	—
Luxembourg
Statutory tax rate differential	7,397	0.7
Other	8	—
Other foreign jurisdictions	23,677	2.3
Income tax expense and effective tax rate	$61,600	5.9%
(1)New York City UBT and Connecticut state taxes made up the majority (greater than 50%) of the tax effect in this category.
For the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31
	2024		2023
	(in thousands)
UBT statutory rate	$50,345	4.0%	$32,707	4.0%
Corporate subsidiaries' federal, state, and local	2,236	0.2	4,538	0.6
Foreign subsidiaries taxed at different rates	42,384	3.4	36,788	4.5
FIN 48 reserve (release)	—	—	(2,838)	(0.3)
UBT business allocation percentage rate change	(634)	(0.1)	(1,049)	(0.1)
Deferred tax and payable write-offs	911	0.1	1,750	0.2
Foreign outside basis difference	126	—	3,414	0.4
Valuation allowance reserve (release)	(16)	—	(22,447)	(2.7)
Effect of ASC 740 adjustments, miscellaneous taxes, and other	3,474	0.3	3,553	0.4
Tax Credits	(29)	—	(1,604)	(0.2)
Income not taxable resulting from use of UBT business apportionment factors and effect of compensation charge	(33,654)	(2.7)	(25,761)	(3.2)
Income tax expense and effective tax rate	$65,143	5.2%	$29,051	3.6%
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

2025 Annual Report	97

Part II
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31
	2025	2024	2023
	(in thousands)
Balance as of beginning of period	$—	$—	$2,838
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	—	—	—
Additions for current year tax positions	—	—	—
Reductions for current year tax positions	—	—	—
Reductions related to closed years/settlements with tax authorities	—	—	(2,838)
Balance as of end of period	$—	$—	$—
Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. As of December 31, 2025, 2024, and 2023, there is no accrued interest or penalties recorded on the consolidated statements of financial condition.
Generally, the company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any year prior to 2021, except as set forth below.
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

98	AllianceBernstein

Part II
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	Years Ended December 31
	2025	2024
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$17,722	$14,242
Long-term incentive compensation plans	12,645	11,295
Investment basis differences	10,369	12,977
Depreciation and amortization	4,914	3,647
Lease liability	4,906	5,940
Capital loss carryforward	33,843	34,069
Tax credits carryforward	4,986	5,300
Other, primarily accrued expenses deductible when paid	6,840	9,181
	96,225	96,651
Less: valuation allowance	(29,681)	(25,996)
Deferred tax asset	66,544	70,655
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	10,033	12,254
Investment in foreign subsidiaries	6,534	5,697
Right-of-use asset	4,307	5,168
Other	3,304	2,485
Deferred tax liability	24,178	25,604
Net deferred tax asset	$42,366	$45,051
Valuation allowances of $29.7 million and $26.0 million were established as of December 31, 2025 and 2024, respectively, primarily due to significant negative evidence that net operating loss ("NOL") carryforwards will not be utilized given the future losses expected to be incurred by the applicable subsidiaries and due to significant negative evidence that capital losses generated in the sale of foreign subsidiaries will not be utilized given the nature of income expected to be incurred by the applicable subsidiaries. We had net operating loss carryforwards at December 31, 2025 and 2024 of approximately $68.5 million and $56.7 million, respectively, in certain foreign locations with a five year expiration period. The capital loss carryforward has a five year expiration period.
The deferred tax asset is included in other assets in our consolidated statement of financial condition. Management believes there will be sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets recognized that are not subject to valuation allowances.
The company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2025, the company did not record income taxes on undistributed earnings on some foreign subsidiaries because those earnings were indefinitely reinvested in the operation of those subsidiaries. If such earnings were to be distributed, the company would be subject to additional foreign withholding taxes and other tax consequences. At existing applicable income tax rates, additional taxes of approximately $6.2 million would need to be paid if such earnings are remitted.

2025 Annual Report	99

Part II

Upon adoption of the amendments under Improvements to Income Tax Disclosures applied for the year ended December 31, 2025, cash paid (net of refunds received) for income taxes consisted of the following:

Year Ended December 31
2025
Domestic:	(in thousands)
NYC UBT	$7,654
Other state & local	6,145
Federal tax on partnership gross business income	6,741
20,540
Foreign:
UK	15,762
Denmark	5,921
Luxembourg	9,727
Other	16,725
48,135

Total cash paid for income taxes (net of refunds)	$68,675
Total cash paid for income taxes for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09 consisted of the following:

	Years Ended December 31
	2024	2023
Total cash paid for income taxes (prior to the adoption of ASU 2023-09)	$51,799	$57,216
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
Measurement of Segment Profit or Loss and How the CODM Uses the Reported Measure
The CODM regularly receives financial information and management reports that are prepared on a consolidated basis. When assessing profitability, allocating resources and evaluating the underlying performance of our business, the CODM uses consolidated net income as reported on the consolidated statements of income. In applying the requirements under ASC 280, the company has identified significant segment expenses and other segment items related to our one operating segment. The significant expenses considered by the CODM in evaluating the performance of our business are consistent with the financial information included on the company's consolidated statements of income. The measurement of assets as evaluated by the CODM is reported as "Total assets" on the consolidated statements of financial condition. As an additional measure of segment profit or loss, the CODM considers certain adjustments to consolidated net income. While management uses these additional adjusted metrics in assessing and allocating resources to the business, management recognizes that US GAAP principles are the basis of our performance. The accounting policies of our one operating segment are described in Note 2 - Significant Accounting Policies.
Enterprise-wide disclosures as of and for the years ended December 31, 2025, 2024 and 2023 were as follows:

100	AllianceBernstein

Part II
Services
Net revenues derived from our investment management and related services were as follows:

	Years Ended December 31
	2025	2024	2023
	(in thousands)
Institutions(1)	$683,543	$700,796	$666,670
Retail(1)	2,470,403	2,311,317	1,926,020
Private Wealth Management(1)	1,278,760	1,245,891	1,052,843
Bernstein Research Services (2)	—	96,222	386,142
Other	160,942	205,426	231,189
Total revenues	4,593,648	4,559,652	4,262,864
Less: Broker-dealer related Interest expense	62,996	84,513	107,541
Net revenues	$4,530,652	$4,475,139	$4,155,323
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
Our AllianceBernstein U.S. Growth Stock, an open-end fund incorporated in Japan, generated approximately 15%, 13%, and 11% of our investment advisory and service fees and 12%, 10%, and 8% of our net revenues during 2025, 2024 and 2023, respectively.
Geographic Information
Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2025	2024	2023
	(in thousands)
Net revenues[1]:
United States	$2,635,169	$2,641,634	$2,527,498
International:
Luxembourg	1,065,243	1,046,793	886,256
Japan	579,892	487,409	375,222
Other International	250,348	299,303	366,347
Total International	1,895,483	1,833,505	1,627,825
Total	$4,530,652	$4,475,139	$4,155,323
Long-lived assets:
United States	$4,126,410	$4,187,885	$4,073,198
International	51,926	57,140	53,670
Total	$4,178,336	$4,245,025	$4,126,868
(1)Locations comprising greater than 10% of total net revenues are disclosed separately in the current period. Prior periods have been recast to agree to current periods presentation.
Major Customers
No single customer or individual client accounted for more than 10% of our total revenues for the years ended December 31, 2025, 2024 and 2023.

2025 Annual Report	101

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
Revenues for services provided or related to the mutual funds are as follows:

	Years Ended December 31
	2025	2024	2023
	(in thousands)
Investment advisory and services fees	$1,672,641	$1,597,253	$1,377,916
Distribution revenues	796,897	711,156	575,647
Shareholder servicing fees	73,808	80,947	76,440
Other revenues	8,225	7,400	9,398
	$2,551,571	$2,396,756	$2,039,401
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
Aggregate amounts included in the consolidated financial statements for transactions with EQH and its subsidiaries, as of and for the years ended December 31, are as follows:

	Years Ended December 31
	2025	2024	2023
	(in thousands)
Revenues:
Investment advisory and services fees	$201,341	$180,511	$165,748
Other revenues	574	566	617
	$201,915	$181,077	$166,365
Expenses:
Commissions and distribution payments to financial intermediaries	$3,770	$3,645	$3,492
General and administrative	2,113	2,362	2,909
EQH Facility Interest	16,670	25,976	37,304
Other	4,000	3,469	2,949
	$26,553	$35,452	$46,654
Statement of Financial Condition:
Institutional investment advisory and services fees receivable	$11,462	$35,515
Prepaid expenses	513	543
Other due (to) from EQH and its subsidiaries	(2,835)	(2,800)
EQH Facility	(810,000)	(710,000)
	$(800,860)	$(676,742)

102	AllianceBernstein

Part II
Other Related Parties
The consolidated statements of financial condition include a net receivable from AB Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2025 and 2024 was $6.8 million and $8.2 million, respectively.
24. Divestitures
Divestitures
On November 22, 2022, AB and SocGen, announced plans to form a joint venture combining their respective cash equities and research businesses (the “Initial Plan”). In the Initial Plan, AB would own a 49% interest in the global joint venture and SocGen would own a 51% interest, with an option to reach 100% ownership after five years.
During the fourth quarter of 2023, AB and SocGen negotiated a revised plan (the "Revised Plan") to form a global joint venture with two joint venture holding companies, one outside of North America ( the "ROW JV") and one within North America ("NA JV", and together the "JVs"). Effective April 1, 2024 (the "Initial Close"), AB and SocGen completed their previously announced transaction in accordance with the Revised Plan. As of December 31, 2025, AB owned a 66.7% majority interest in the NA JV while SocGen owned a 51% majority interest in the ROW JV. While AB owned a majority of the NA JV, the structure of the Board of Directors of the NA JV, which includes two independent directors, in addition to four directors from AB and three directors from SocGen, precludes AB’s control of the Board thereby permitting deconsolidation of the BRS business. AB maintains an equity method investment in each of the JVs and reports on the performance of the two JV holding companies on a combined basis.
As a result of the greater value of the business AB contributed to the JVs, SocGen paid AB $304.0 million in cash to equalize the value of the contributions by AB and SocGen to the JVs. The cash payment of $304.0 million included $102.6 million of prepaid consideration for an option, exercisable by AB during the next five years, that would result in SocGen having a 51% ownership of the NA JV (the "AB option") and bringing the transaction ownership terms back in line with the Initial Plan. AB's option could only be exercised upon receipt of appropriate regulatory approvals. During the third quarter of 2025, appropriate regulatory approval for SocGen to increase its ownership to 51% was received and AB issued formal notice of its intent to exercise the AB option.
During 2024, AB deconsolidated the BRS business and retained the Bernstein Private Wealth Management business within its existing U.S. broker dealer, SCB LLC. AB’s Private Wealth Management business continues to operate through SCB LLC and SCB LLC continues to serve as custodian for substantially all Private Wealth assets under management. AB continues to serve as investment adviser to these Private Wealth clients. Further, we entered into certain transition service level agreements with the JVs in connection with the divestiture of the BRS business. For the year ended December 31, 2025 and 2024, we provided services and recognized revenues of $34.7 million and $37.8 million, respectively, associated with these transition services agreements.

2025 Annual Report	103

Part II
The net carrying amount of the BRS business assets and liabilities included in the sale as of April 1, 2024 was $312.1 million and consisted of the following:

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
During 2024, we deconsolidated approximately $312.1 million of net assets and liabilities of the BRS business and contributed those assets and liabilities to the JVs. We recorded an initial investment in the JVs, at fair value of $283.9 million. The fair value of the equity method investments was determined using a dividend discount model whereby a forecast of net income attributable to each of the JVs is discounted using an estimated cost of capital to determine the present value of expected future dividends.
In addition, during 2024, we recorded a liability in accounts payable and accrued expenses on the consolidated statement of financial condition of approximately $102.6 million, based on the negotiated terms of the Revised Plan, related to the AB option. For discussion on our accounting policy related to investments in unconsolidated joint ventures, see Note 2 Significant Accounting Policies.

104	AllianceBernstein

Part II
The net cash contributed at transaction close as of April 1, 2024 from the divestiture of the BRS business as presented under Cash Flows from Investing Activities represents the cash portion of the sale consideration, which was determined as the fair value of the sale consideration, adjusted by the cash transferred to the joint ventures and direct costs to sell. The following table summarizes the different components of the initial business divestiture presented under cash flows from investing activities:

December 31, 2024
(in thousands)
Cash proceeds from buyer	$303,980
Initial cash contributed to joint ventures from transferring balance sheet	(338,226)
Direct costs to sell	(5,950)
Cash outflow from divestiture	$(40,196)
Included in the initial cash contribution to the joint ventures was approximately $69.1 million of prefunded cash received from SocGen in advance of closing due to certain banking holidays in the U.S. and internationally. The $69.1 million was included in held for sale cash as of March 31, 2024 with an offsetting liability recorded in accounts payable and accrued expenses in held for sale liabilities on the consolidated statement of financial condition. At transaction close, AB contributed this cash to the joint ventures on behalf of SocGen.
Subsequent Event
Effective January 1, 2026 AB entered into an Amended and Restated Shareholder agreement with SocGen (the "Amendment Agreement") and exercised the AB option to deliver a 17.7% interest in the NA JV to SocGen resulting in AB owning a 49% interest in the NA JV and SocGen having a majority interest of 51% in the NA JV. The prepaid consideration received was in excess of the carrying value of the 17.7% equity in the NA JV resulting in an estimated gain of $48.4 million recognized in the first quarter of 2026.
Subsequent to the Amendment Agreement, on January 1, 2026, AB entered into a Contribution Agreement (the "Contribution Agreement") with SocGen, to bring the ownership back in line with the intent of the Initial Plan. Prior to the Contribution Agreement, SocGen and AB had a 51% and 49% interest in both JVs, respectively. Under the Contribution Agreement AB contributed its 49% interest in NA JV, and SocGen contributed its 51% interest in NA JV, for an equal interest in newly issued shares of ROW JV resulting in a single JV comprised of the operations and interest of both JVs (the "AB/SG JV"). AB still maintains its additional option to sell its ownership interests in the AB/SG JV to SocGen after five years from the Initial Close, at the fair market value of AB’s interests in the AB/SG JV, subject to regulatory approval.
Effective January 1, 2026 SocGen increased its ownership of the NA JV to 51% and the BIS Credit Facility and the Canadian Regulatory Guarantee were terminated. See Note 14 Commitments and Contingencies for further discussion of the BIS credit facility and Canadian Regulatory Guarantee.

2025 Annual Report	105

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
Management assessed the effectiveness of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2025. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO criteria”).
Based on its assessment, management concluded that, as of December 31, 2025, each of AB Holding and AB maintained effective internal control over financial reporting based on the COSO criteria.
PricewaterhouseCoopers LLP (PCAOB ID No. 238), the independent registered public accounting firm that audited the 2025 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2025. The reports pertaining to AB Holding and AB each can be found in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

106	AllianceBernstein

Part II
Item 9B. Other Information
Both AB and AB Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2025.
On November 12, 2025, Mr. Seth Bernstein, Chief Executive Officer of AB adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K, (the " Plan"), Item 408. The Rule 10b5-1 trading arrangement has a plan effective date of November 12, 2025 and plan end date October 27, 2026 and provides for the sale of up to 26,840 AB Holding Units pursuant to the terms of the plan.
No other directors or officers adopted or terminated a 10b5-1 trading arrangement or non-10b5-1 trading arrangement during the fourth quarter of 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

2025 Annual Report	107

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
The General Partner does not receive any compensation from the Partnerships for services rendered to them as their general partner. The General Partner holds a 1.0% general partnership interest in AB and 100,000 units of general partnership interest in AB Holding. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. Similarly, the 1.0% general partnership interest in AB is entitled to receive distributions equal to those received by each AB Unit.
The General Partner is entitled to reimbursement by AB for any expenses it incurs in carrying out its activities as general partner of the Partnerships, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly by AB).
Board of Directors
Our Board consists of 10 directors, including six independent directors (including our Chair of the Board), our CEO, and three senior executives of EQH. We believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills, personal experiences and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (the “Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility. Further, the Governance Committee considers any diversifying factors they deem appropriate, including, among other things, diversity in professional and personal experience, skills and background.
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

108	AllianceBernstein

Part III

Board Committees

	Executive Committee	Audit and Risk Committee	Corporate Governance Committee	Compensation and Workplace Practices Committee

Joan Lamm-Tennant
Seth Bernstein	M		M
Robin M. Raju
Daniel Kaye				M
Nick Lane
Das Narayandas
Mark Pearson	M		M	M
Charles Stonehill
Todd Walthall		M	M
Bruce Holley		M

Chairperson

M	Member

2025 Annual Report	109

Part III

Board of Directors

Joan Lamm-Tennant Chair of the Board, Equitable Holdings Committees: Executive (Chair) Age: 73 Director Since: 2021	Seth Bernstein Chief Executive Officer, AllianceBernstein Committees: Executive Governance Age: 64 Director Since: 2017	Bruce Holley Director, Managing Director of Alvarez & Marsal's Financial Services Committees: Audit Age: 63 Director Since: 2024	Daniel Kaye Director, CME Group (NASDAQ: CME), and Equitable Holdings Committees: Compensation Age: 71 Director Since: 2017

Nick Lane President, Equitable Financial Life Insurance Company Committees: None Age: 52 Director Since: 2019	Das Narayandas Edsel Bryant Ford Professor of Business Administration, Harvard Business School Committees: Governance (Chair) Age: 65 Director Since: 2017	Mark Pearson President and Chief Executive Officer, Equitable Holdings Committees: Executive Governance Compensation Age: 67 Director Since: 2011	Robin Raju Chief Financial Officer, Equitable Holdings Committees: None Age: 43 Director Since: 2025

Charles Stonehill Founding Partner, Green & Blue Advisors; Director, Equitable Holdings Committees: Audit (Chair) Compensation (Chair) Age: 67 Director Since: 2019	Todd Walthall Former Chief Growth Officer, Optum Health, UnitedHealth Group Committees: Audit Governance Age: 55 Director Since: 2021

110	AllianceBernstein

Part III
As of February 12, 2026, our directors are as follows:

Background
•Ms. Lamm-Tennant was appointed Chair of AB in October 2021.
•She has served as Chair of the Board of EQH, Equitable Financial and Equitable America since October 2021, after having joined these boards in January 2020.
•Ms. Lamm-Tennant founded Blue Marble Microinsurance and served as its CEO from 2015 to 2020.
•She currently is executive advisor of Brewer Lane Ventures, having joined in 2021; she serves on the boards of Ambac Financial Group and Element Fleet Financial Corp; and she joined the board of Africa Specialty Risk in April 2023. Notably, in 2025, Ambac Financial Group changed its name to Octave Specialty Group, Inc.
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

Joan Lamm-Tennant Committees: Executive (Chair) Age: 73 Director Since: 2021

Background
•Mr. Bernstein, our Chief Executive Officer, served as President and Chief Executive Officer from May 1, 2017 through January 5, 2026.
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

Seth Bernstein Committees: Executive, Governance Age: 64 Director Since: 2017

2025 Annual Report	111

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

Bruce Holley Committees: Audit Age: 63 Director Since: 2024

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
•He served for 35 years at E&Y, including 25 years as an audit partner primarily serving the financial services sector.
•During his tenure at E&Y, Mr. Kaye served as the New England Area Managing Partner and the Midwest Area Managing Partner of Assurance.
•Certified Public Accountant and a National Association of Corporate Directors Board Leadership Fellow.
Director Qualifications
Mr. Kaye brings to the Board the extensive financial and regulatory expertise he developed through his career at E&Y and his directorships at CME, EQH and certain of EQH’s subsidiaries.

Daniel Kaye Committees: Compensation Age: 71 Director Since: 2017

112	AllianceBernstein

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

Nick Lane Committees: None Age: 52 Director Since: 2019

Background
•Mr. Narayandas was appointed a director of AB in November 2017.
•He is the Edsel Bryant Ford Professor of Business Administration at Harvard Business School (“HBS”), where he has been a faculty member since 1994.
•Mr. Narayandas has previously served as the senior associate dean of HBS Executive Education, the Senior Associate Dean and Chairman of Harvard Business School Publishing, and as the Senior Associate Dean of HBS External Relations. He has also served as faculty chair of the HBS Executive Education Advanced Management Program and the Program for Leadership Development, as well as course head of the required first-year marketing course in the MBA program.
•Mr. Narayandas has received the award for teaching excellence from the graduating HBS MBA class on several occasions. Other awards he has received include the Robert F. Greenhill Award for Outstanding Service to the HBS Community, the Charles M. Williams Award for Excellence in Teaching and the Apgar Award for Innovation in Teaching.
•Mr. Narayandas has served as a Board member of the Harvard University Press since June 2023.
•His scholarship has focused on market-facing issues in traditional business-to-business marketing and professional service firms, including client management strategies, delivering service excellence, product-line management and channel design.
Director Qualifications
Mr. Narayandas brings to the Board his wealth of experience at the highest level of academia in the U.S.

Das Narayandas Committees: Governance (Chair) Age: 65 Director Since: 2017

2025 Annual Report	113

Part III

Background
•Mr. Pearson was appointed a director of AB in February 2011.
•He has served as a Director, President, and Chief Executive Officer of EQH since May 2018.
•Mr. Pearson also serves as a member of EQH’s Executive Committee and Preferred Stock Pricing Committee.
•Additionally, Mr. Pearson serves as CEO of Equitable Financial and Equitable America, and he has been a director of both companies since 2011.
•Under Mr. Pearson’s leadership, the organization is dedicated to helping clients retire with dignity, protect their families, and prepare for their financial future with confidence.
•Mr. Pearson served from 2008 to 2011 as the President and CEO of AXA Japan.
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
•Mr. Pearson is a Fellow of the Chartered Public Association of Certified Public Accountants.
Director Qualifications
Mr. Pearson brings to the Board diverse financial services experience developed through his service as an executive, including as a Chief Executive Officer, to Equitable and various AXA affiliates.

Mark Pearson Committees: Executive, Governance, Compensation Age: 67 Director Since: 2011

Background
•Mr. Raju was appointed a director of AB in May 2025.
•Mr. Raju is Chief Financial Officer for Equitable Holdings, and a member of the company’s Management Committee.
•Mr. Raju is responsible for Treasury, Investment Management (General Account and Separate Accounts), Investor Relations, Corporate Development and M&A, Actuarial, Accounting, Tax, Financial Planning and Analysis, Expense Management and Distribution Finance areas.
•Mr. Raju has held several leadership roles during his time at Equitable, including Head of Individual Retirement, Treasurer of Equitable Holdings and Business Chief Financial Officer for Equitable’s Life, Retirement and Wealth Management businesses.
•Since joining Equitable in 2004, he has held positions in the Office of the CEO, Equitable Funds Management Group and with Equitable Advisors Broker-Dealer.
•He also spent three years at AXA Global Life and Savings at AXA S.A. headquarters in Paris.
•He worked closely with AXA’s investment management and Life and Savings businesses in Europe and Asia. Prior to joining the company, Mr. Raju was a municipal bond broker.
•Mr. Raju is currently a director of Venerable Holdings, AllianceBernstein and on International Insurance Society’s Executive Council.
•He received a Bachelor of Science in Finance with a Minor in Economics from the University of Scranton.
Director Qualifications
Mr. Raju brings a breadth of financial and economic expertise to the AB Board, reflected in his excellent leadership tenure and experiences at Equitable Holdings and professional career.

Robin Raju Committees: None Age: 43 Director Since: 2025

114	AllianceBernstein

Part III

Background
•Mr. Stonehill was appointed a director of AB in April 2019.
•He has been a director and member of various board committees at EQH and Equitable America since March 2019, and at Equitable Financial since November 2017.
•Mr. Stonehill has served as a member of the supervisory board of Deutsche Boerse AG, a capital market infrastructure provider, since 2019. He has served as a Director of Strangeworks, Inc. since 2023, and a Board member of Koenigsegg since 2024.
•In addition, Mr. Stonehill is the Founding Partner of Green & Blue Advisors LLC, having started this advisory firm that provides financial advice to clean-tech and other environmentally- minded companies in 2011.
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

Charles Stonehill Committees: Audit (Chair), Compensation (Chair) Age: 67 Director Since: 2019

Background
•Mr. Walthall was appointed a director of AB in September 2021.
•Mr. Walthall previously served as a senior executive with UnitedHealth Group, an American multinational managed healthcare and insurance company. Mr. Walthall is the former Chief Growth Officer at Optum Health; and former Chief Executive for Optum Insight (Payer Market), UnitedHealth Group.
•Prior to UnitedHealth Group, he served as Executive Vice President and Chief Operating Officer at Blue Shield of California.
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

Todd Walthall Committees: Audit, Governance Age: 55 Director Since: 2021

2025 Annual Report	115

Part III
Executive Officers (other than Mr. Bernstein)
Thomas Simeone, CFO
Mr. Simeone, age 48, was appointed AB’s Chief Financial Officer in March 2025. Since joining the company in 2004, he has held a number of roles and responsibilities between the Accounting and Finance teams, including Controller, Chief Accounting Officer and Assistant Controller. Mr. Simeone has been an instrumental and pivotal leader within the Finance team throughout his tenure at the firm, and brings the requisite experience and a comprehensive understanding of AB’s global finance function. He was one of the first leaders to relocate to our corporate headquarters in Nashville, and he has played a critical role in developing and stabilizing the global Finance team—with offices in Nashville and New York City, and across both the Europe, Middle East and Africa region and the Asia-Pacific region. Mr. Simeone holds a BS in accounting from Ramapo College of New Jersey.
Onur Erzan, President
Mr. Erzan, age 50, was appointed President on January 5, 2026. Mr. Erzan has been serving as AB’s Head of Global Client Group and Private Wealth since 2022 and most recently assumed responsibility and oversight of Global Private Alternatives in Fall 2025. He joined our firm in 2021 as Head of Global Client Group. In this role, he oversees the Private Wealth Management, Global Private Alternatives and Global Asset Management Distribution businesses, in addition to the firm’s Strategy and Corporate Development functions. Mr. Erzan serves as the Chair of the AB Operating Committee, and is also a member of the Equitable Holdings Management Committee. Prior to joining AB, Mr. Erzan spent over 19 years with McKinsey, most recently as a senior partner and co-leader of its Wealth & Asset Management practice. In addition, Mr. Erzan co-led McKinsey's Banking & Securities Solutions (a portfolio of data, analytics and digital assets and capabilities) globally. He has been active in nonprofit organizations for the last several years and has served on the boards of Graham Windham and Turkish Philanthropy Funds.
Karl Sprules, COO
Mr. Sprules, age 52, was appointed Chief Operating Officer in June 2023, formerly Head of Global Technology & Operations since 2019. In his role as COO, Mr. Sprules oversee's the firm's Audit; Community and Belonging; Global Technology & Operations; Legal & Compliance; Real Estate; and Risk. He was previously the head of Global Technology & Operations, having assumed the role in 2019. He joined AB's technology department in 1998 as a senior systems engineer in the firm's London office. From 2012 to 2020, Mr. Sprules served as AB's Chief Technology Officer, and in 2018 he led the relocation of AB's Technology & Operations department to the firm's Nashville headquarters. In 2012, Mr. Sprules became head of Infrastructure Services for Equities, managing Investment Operations, Operational Risk and Technology teams. From 2005 to 2012, Mr. Sprules led technology for AB's Private Wealth, Institutional and Client groups. Before joining AB, Mr. Sprules held research analyst positions in cellular and defense product development.
Mark Manley, General Counsel and Corporate Secretary
Mr. Manley, age 63, is AB's General Counsel and Corporate Secretary. He joined the firm in 1984. Mr. Manley is a member of AB's Internal Compliance Controls Committee, Code of Ethics Oversight Committee and nearly all of the firm's senior operating, risk and compliance committees. Prior to his current role, Mr. Manley was AB's Chief Compliance Officer from 1988 until 2021. Throughout his career, Mr. Manley has served as a trusted advisor to AB’s leadership and his extensive legal knowledge and business acumen continually contribute to the firm’s growth. A champion of AB’s culture, he has served as an executive sponsor for AB’s employee resource groups program and was among the first of AB’s senior leaders to relocate to Nashville to establish AB’s new corporate headquarters. Mr. Manley holds a BA in criminal justice from St. John's University and a JD from New York Law School. He was admitted to the bar in the state of New York in 1990.
Changes in Directors and Executive Officers
The following changes in our directors and executive officers occurred since we filed our Form 10-K for the year ended December 31, 2024:
Directors
•Mr. Raju was appointed to the Board on May 22, 2025.
•Mr. Hurd resigned from the Board on May 22, 2025.
Executive Officers
•Effective March 12, 2025, Mr. Simeone was appointed as CFO.
•Effective March 12, 2025, AB mutually agreed to a separation with Ms. Jackie Marks from her position as Chief Financial Officer.
•Effective September 30, 2025, Mr. Hogbin resigned from his position as Global Head of Investments.
•Effective September 29, 2025, we no longer deem Ms. Spencer, who remains our SVP and Chief People Officer, as an executive officer.

116	AllianceBernstein

Part III
Board Meetings
In 2025, the Board held regular meetings in February, May, September and November.
The Board has established a calendar consisting of four regular meetings, which typically are held in February, May, September and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit and Risk, Compensation and Workplace Practices, and Governance Committees, each of which is described in further detail below. Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2025.
Committees of the Board

Responsibilities:
•Exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board.
•Typically, determines quarterly unitholder distributions, as applicable.

Executive Committee Committee Members: Joan Lamm-Tennant (Chair) Seth Bernstein Mark Pearson Meetings in 2025: 6

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
•Provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department, Chief Compliance Officer, the Chief Risk Officer and the Board.

Audit and Risk Committee Committee Members: Charles Stonehill (Chair) Todd Walthall Bruce Holley Meetings in 2025: 8

2025 Annual Report	117

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

Governance Committee Committee Members: Das Narayandas (Chair) Seth Bernstein Mark Pearson Todd Walthall Meetings in 2025: 1

For a discussion of the Compensation Committee's responsibilities, please see “Compensation Discussion and Analysis - Compensation Committee; Process for Determining Executive Compensation” in Item 11.

Compensation and Workplace Practices Committee Committee Members: Charles Stonehill (Chair) Daniel Kaye Mark Pearson Meetings in 2025: 5

The functions of each of the Board committees discussed above are more fully described in each committee’s charter. The charters are available in the "Responsibility - Corporate Governance" section of our Internet Site. On March 14, 2025 the Board of Directors established a special committee of Independent Directors (the "Special Committee") for the sole purpose of considering a recommendation to AB Holding Unitholders in regard to the EQH tender offer which commenced on February 4, 2025. On March 14, 2025, the Special Committee met and determined it was appropriate not to make a recommendation to AB Holding Unitholders regarding their decision to tender into the offer.
Independence of Certain Directors
In February 2025, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Lamm-Tennant and Messrs. Holley, Kaye, Narayandas, Stonehill, and Walthall is independent. The Board determined, at its February 2025 regular meeting, that each of these directors is independent (each an "Independent Director") within the meaning of the relevant rules.
Audit Committee Financial Experts; Financial Literacy
Audit Committee Financial Expertise
In February 2025, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Lamm-Tennant and Messrs. Kaye and Stonehill is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meeting held in February 2025.
Financial Literacy
In February 2025, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Lamm-Tennant and Messrs. Holley, Kaye, Narayandas, Stonehill, and Walthall is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual ("Financially Literate"). The Board so determined at its regular meeting held in February 2025.

118	AllianceBernstein

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

The Board has determined that its leadership and risk oversight are appropriate for our company. Mr. Bernstein’s in-depth knowledge of financial services and extensive executive experience in the investment management industry make him well-suited to serve as our CEO(1), while Ms. Lamm-Tennant’s in-depth industry and academic experience are invaluable at enhancing the overall functioning of the Board. The Board believes that the combination of a separate Chair and CEO, the Audit Committee, a specialized risk management team and significant involvement from our largest Unitholder (EQH) provide the appropriate leadership to help ensure effective risk oversight.
(1)    Effective January 5, 2026, Mr. Erzan was appointed President. Mr. Bernstein continues as Chief Executive Officer.

2025 Annual Report	119

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

120	AllianceBernstein

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
•firm-wide compliance and ethics training programs; and
•a Personal Conflicts Officer, a Corporate Conflicts Officer and a Conflicts Committee, which help to identify and mitigate conflicts of interest.
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

2025 Annual Report	121

Part III
Item 11. Executive Compensation
Compensation Discussion and Analysis (“CD&A”)
In this CD&A, we provide an overview and analysis of our executive compensation philosophy, address the principal elements used to compensate our executive officers and explain how our executive compensation program aligns with AB’s strategic objectives. Additionally, we discuss 2025 incentive compensation recommendations and decisions made by our Compensation Committee for our named executive officers (“NEOs”). This CD&A should be read together with the compensation tables that follow this section. Our NEOs for 2025(1)(2) are:

Seth Bernstein Chief Executive Officer (“CEO“)	Thomas Simeone Chief Financial Officer (“CFO“)	Onur Erzan President

Karl Sprules Chief Operating Officer ("COO")	Mark Manley General Counsel and Corporate Secretary
(1)Effective March 12, 2025, AB mutually agreed to a separation with Ms. Jackie Marks from her position as Chief Financial Officer. We have included information concerning Ms. Marks in this CD&A and the compensatory tables that follow in accordance with applicable SEC rules and regulations.
(2)Effective January 5, 2026, Mr. Erzan was appointed President. Mr. Bernstein continues as Chief Executive Officer.
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
•align our executives’ long-term interests with those of our Unitholders and clients.

122	AllianceBernstein

Part III
Deliver Superior Investment Solutions to our Clients:
Investment Performance
The firm’s investment teams remain focused on consistently delivering differentiated return streams to our clients. We believe that, over time, the ability to produce idiosyncratic returns that cannot be easily replicated will be central to sustaining our competitive advantage. In 2025, our fixed income performance strengthened across all time periods, with 86% of fixed income assets outperforming for the one‑year and three‑year periods and 67% outperforming for the five‑year period ended December 31, 2025. Equity performance remained challenged, with 21% of equity assets outperforming for the one‑year period, 37% for the three‑year period and 51% for the five‑year period. (This performance data reflects the percentage of active fixed income and equity assets in Institutional Services that outperformed their respective benchmarks, gross of fees, and of active fixed income and equity assets in Retail advisor and I share class funds ranked in the top half of their Morningstar category; if no advisor class exists, we used A share class. Performance for private client services included as available.)
Net Flows
Scaling our proven investment services remains a key focus of our firm. In 2025, we experienced $11.3 billion in total net outflows, compared to $2.2 billion in net outflows in 2024. Within our actively managed platform, net outflows totaled $9.4 billion, driven by $22.5 billion of net redemptions in actively managed equities. These outflows were partially offset by $2.5 billion of net inflows in active fixed income and $10.6 billion of net inflows in alternatives/multi‑asset solutions. Across our passively managed platform, we recorded $1.9 billion of net outflows, reflecting modest outflows in both passive equity and passive fixed income, partially offset by inflows in passive alternatives/multi‑asset solutions.
By channel, institutional net outflows were $4.6 billion in 2025. Institutional gross sales increased to $26.7 billion, while redemptions and terminations totaled $12.6 billion. Retail recorded $9.1 billion of net outflows, with gross sales of $90.2 billion and redemptions of $87.5 billion. Within Private Wealth Management, the channel generated $2.4 billion of net inflows, marking its fifth consecutive year of positive net flows, supported by $23.1 billion of gross sales and $20.7 billion of redemptions.

2025 Annual Report	123

Part III
Our Compensation Practices are Structured to Help the Firm Realize its Growth Strategy

Deliver superior investment solutions to clients

Develop, commercialize
and scale our suite
of services
Expanding our Coverage
We continued to expand the availability of our services through expanding our active ETF platform to 24 products, reaching $14 billion in AUM. Our SMA platform also reached $62 billion in AUM led by our market-leading Muni capabilities.
Diversifying our Platform
Our private markets AUM reached $82 billion, up 18% versus prior year.
Enhancing our Margins
Our full-year margins reached 33.7% in 2025, up 140 basis points versus prior-year.
Growing Organically
Our strategically important private wealth platform grew 2% organically in 2025, with net new asset growth reaching 6%.

Fixed Income and Equity Performance
Maintain strong incremental margins(1)
AB Adjusted Operating Margin

Total Unitholder Return (2021 - 2025; assumes dividend reinvestment)

Overview

Record Firmwide Sales	Alternatives / MAS	Private Wealth	Institutional Pipeline AUM
$140B	$11.4B	2% & 6%	$20B
in gross sales in 2025	net inflows in alternatives/multi-asset	Private Wealth 2% annualized organic growth and 6% net new asset growth	of institutional pipeline AUM at year-end
(1)We provide additional information regarding our adjusted operating margin in MD&A above in Item 7.

124	AllianceBernstein

Part III
Overview of 2025 Incentive Compensation Program
When reflecting on 2025 performance and pay, each of our NEOs received a portion of their year-end incentive compensation in the form of an annual cash bonus and a portion in the form a of long-term incentive compensation award. The split between annual cash bonus and long-term incentive compensation varied depending on the NEO's total compensation, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives. (For additional information about these compensatory elements, see “Compensation Elements for NEOs” below.)
In 2025, we utilized performance scorecards for senior leaders of the firm, including our NEOs. These scorecards require our senior leaders to develop and maintain a broad leadership mindset with priorities, such as accelerating strategic initiatives and our firm's alternatives platform, that are aligned with firm-wide goals of creating long-term value for all of our stakeholders. The scorecard for each NEO reflected our Growth Strategy and included actual results relative to target metrics across the following measures:
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
•Organizational, including organizational effectiveness and efficiency, leadership impact, succession planning, developing talent, innovating and automating, and real estate utilization; and
•Cultural, including purpose, employee engagement, retention and safety.
The scorecards support management and the Compensation Committee in assessing each executive's performance relative to business, operational and cultural goals established at the beginning of the year and reviewed in the context of the current-year financial performance of the firm. The amount of incentive compensation paid to our NEOs continues to be determined on a discretionary basis by the Compensation Committee. (For additional information, see "Compensation Committee; Process for Determining Executive Compensation" below in this CD&A.)
Mr. Bernstein, with the Compensation Committee, continue to believe that the appropriate metric to consider in determining the amount of incentive compensation paid to all employees, including our NEOs, in respect of 2025 performance is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, which terms are described immediately below:
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

2025 Annual Report	125

Part III
In addition, Mr. Bernstein, along with the Compensation Committee, continue to believe that the firm’s adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues annually, except in unexpected or unusual circumstances. As the table below indicates, in 2025, adjusted employee compensation and benefits expense amounted to approximately 48.3% of our adjusted net revenues (in thousands):

Net Revenues	$4,530,652
Adjustments (see above)	(1,006,026)
Adjusted Net Revenues	$3,524,626
Employee Compensation & Benefits Expense	1,790,452
Adjustments (see above)	(88,609)
Adjusted Employee Compensation & Benefits Expense	$1,701,843
Adjusted Compensation Ratio	48.3%
Our 2025 adjusted compensation ratio of approximately 48.3% reflects a balancing of the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent with the need to maintain strong operating leverage in our business. The Compensation Committee works with management to help ensure both needs are sufficiently addressed.

126	AllianceBernstein

Part III
We have described below each NEO’s individual achievements in 2025 given each officer’s role, the contents of their respective performance scorecards and the firm's business and operational goals:

Seth Bernstein
Chief Executive Officer[1]
Summary of Achievements: As Chief Executive Officer, Mr. Bernstein led the firm through challenging fundraising conditions, achieving strong inflows in private wealth and institutional alternatives, with earnings per unit rising 2% year-over-year and fixed income strategies performing solidly despite equity challenges. The firm expanded its SMA platform to $62 billion AUM and ETF platform to $14 billion AUM, grew insurance-related assets to $195 billion including significant investments in insurance sidecars, and advanced private alternatives toward a $90-100 billion target by 2027. Organizationally, Mr. Bernstein implemented a four-day in-office workweek, managed leadership transitions smoothly, promoted key personnel, and notably named Onur Erzan as President of AB, effective January 5, 2026. Mr. Bernstein supported growth initiatives in India and drove engagement across global offices, while fostering a culture of meritocracy.

Individual Achievements
Financial and Investment Performance
•Oversaw teams through a challenging fundraising environment; despite persistent active equity outflows, sustained strong flows into private wealth channel (+$2B net inflows in 2025) and institutional alternatives (+$8B net inflows in 2025).
•As of 12/31/2025, earnings per unit (“EPU”) of $3.33 grew 2% versus 2024, reflecting higher AUM and net revenues despite lower basis fees.
•Maintained strong performance in Fixed Income, with 86% of assets outperforming benchmarks over a 3-year period. Equities performance was challenged as benchmark returns were narrowly led by a small number of mega-cap stocks.
Strategic
•Deepened market share for key strategies; oversaw the progression of our SMA platform to $50B in AUM, as well as the expansion of the ETF platform to include 24 funds, the launch of Taiwan’s first active Fixed Income ETF, and the growth of overall ETF AUM to $14B.
•Grew AB’s insurance brand adding new relationships, and growing AUM to $195B. Made developments in the insurance sidecar market with investments in Ruby Re (+$1B in AUM) and FCA Re (+$1.5B in AUM); FCA Re expands presence in Asian insurance market.
•Persisted in growing AB’s private alternatives platform. AUM as of 12/31/2025 totals $82B, progressing steadily towards AB’s target range of $90-100B in private alternatives AUM by 2027.
Organizational
•Successfully managed through senior leadership changes, including a CFO transition, with minimal disruption to AB’s results. Named Onur Erzan President of AB; Mr. Erzan will partner with Mr. Bernstein in driving AB’s business and strategic priorities forward.
•Adjusted in-office policy from three to four days in the office per week, strengthening collaboration and productivity. Provided employees with additional flexibility benefits to ease the transition.
•Supported evaluation of the firm’s technology platform across all operations. Backed the selection of a provider of integrated solutions and related contract negotiations.
•Invested in the growth of AB India, appointed new CEO, realized compensation savings through role relocation. AB India consists of over 600 roles spanning functions across AB’s business units.
Culture
•Enforced a culture of meritocracy to retain top talent and push underperformers to improve. Established firm-wide expectations for ratings distribution to drive consistency across groups. Ensured managers received training to encourage regular feedback and lead difficult conversations; 95%+ of mid-year reviews were completed.
•Maintained promotion pipeline of senior vice presidents, drove engagement across all levels at the firm, and achieved lower attrition levels than 2024.

2025 Compensation

$500,000
$7,575,000
$6,925,000
$15M
Total
Compensation
$14,500,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

(1)Mr. Bernstein previously held the titles of President and CEO from 2017 through January 5, 2026. Mr. Erzan was appointed President of on January 5, 2026; Mr. Bernstein continues to retain the title of Chief Executive Officer.

2025 Annual Report	127

Part III

Thomas Simeone
Chief Financial Officer effective March 12, 2025[1]
Summary of Achievements: Mr. Simeone was named Chief Financial Officer (CFO) in March 2025 upon his predecessor Jackie Marks’ departure. Mr. Simeone oversaw the delivery of complete, accurate, and timely financial results, both internally and externally (in Forms 10-K and 10-Q and Earnings Releases). As CFO, Mr. Simeone ensured rigor around the tracking of business performance, oversaw strategic initiative spending, drove the implementation of a best-in-class Enterprise Resource Planning (ERP) system, and bolstered the strength of the Finance function. Mr. Simeone previously held the role of Controller and Chief Accounting Officer before his appointment to CFO.

Individual Achievements
Financial
•Delivered margin expansion from 32.3% to 33.7%, reinforcing disciplined financial management.
•Implemented targeted compensation savings program to maintain operating margin amid increased market volatility.
•Enhanced controls and review processes for non-compensation controllable expenses, driving cost efficiency.
Strategic
•Provided support and financial advisory for several opportunities and corporate development activities.
•Monitored strategic initiatives and performance against planned objectives.
•Furthered strengthened partnership with Equitable across initiatives and with Finance counterparts.
Organizational
•Successfully implemented a new ERP system, positioning the firm for improved scalability and operational efficiency.
•Enhanced financial reporting and strengthened partnership with business units; developed new business-unit level P&L reporting.
•Invested in high performing talent and developed plan for long-term needs within the Finance function.
Culture
•Bolstered engagement across teams through CFO transition.
•Encouraged automation and AI-driven process improvements, accelerating efficiency.
•Fostered development of Finance professionals at all levels via Town Halls and team building events.

2025 Compensation

$300,000
$475,000
$975,000
$1,450,000
$1.8M
Total
Compensation
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

(1)Mr. Simeone was named Chief Financial Officer upon Ms. Mark’s departure on March 12, 2025.

128	AllianceBernstein

Part III

Onur Erzan
President effective January 5th, 2026[1]
Summary of Achievements: Mr. Erzan was named President of AllianceBernstein in January 2026. During 2025, Mr. Erzan served as the firm’s Global Head of Private Wealth, Alternatives & Distribution. In this role, Mr. Erzan led global distribution efforts across regions amidst a challenging fundraising environment. Mr. Erzan advanced several strategic initiatives, including the growth of our ETF platform to $14B in assets and launch of Taiwan’s first active Fixed Income ETF, the expansion of our Insurance business to include two new sidecar investments, and the streamlining of capital formation efforts in private alternatives. Mr. Erzan shepherded the Private Wealth business to a fifth year of consecutive organic growth and maintained client retention above 95%. During 2025, Mr. Erzan advanced key strategic priorities across Private Wealth, driving meaningful progress in client experience, advisor excellence, scalable service, and differentiated investment and planning capabilities. Mr. Erzan dedicated resources to employee learning and development and continues to drive a positive, results-oriented culture across his remit.

Individual Achievements
Financial and Investment Performance
•Drove 3% sales growth year over year; 2025 gross sales were $140B, including $90B retail and $27B institutional, surpassing targets. Sales for the institutional channel more than doubled year-over-year.
•Achieved positive net flows of $2B in Private Wealth channel and a fifth consecutive year of organic growth. Maintained strong client retention, with 3-year average above 95% and retention for relationships over $5M at 96%.
Strategic
•Advanced Insurance business, raising over $15B in assets, including $13.5B general account assets and $2B separate account assets. Added seven new general account relationships across eight investment strategies. Made developments in the insurance sidecar market with investments in Ruby Re (+$1B in AUM) and FCA Re (+$1.5B in AUM).
•Fostered the continued growth of ETF platform to include 24 funds and over $14B in AUM; achieved particular success across International Equities, Municipal Bonds, and Buffered ETFs, raising $2.3B in 2025. Launched Taiwan’s first ever active Fixed Income ETF and bolstered team capabilities via new hires.
•Oversaw generation of over $10B in gross alternatives sales across distribution channels, including nearly $2B for private wealth clients. As of 12/31/2025, private alternatives AUM was $82B, progressing steadily towards AB’s target range of $90-100B by 2027.
•Prioritized advisor excellence for Private Wealth. Sales headcount increased 4%, while advisor teams grew 14%, enabling improved leverage and broader market coverage. Advisor productivity reached record levels, and Private Wealth achieved its strongest net flows since 2021.
•Deepened Bernstein’s value proposition for ultra‑high‑net‑worth clients, leading to significant increases across key segments. UHNW AUM grew 20%, outpacing overall PWM AUM growth. The transition platform expanded with the creation of a dedicated transition team and the successful launch of a 351 ETF conversion. He expanded Bernstein’s engagement with women founders and entrepreneurs by launching the firm’s first women‑only forum.
Organizational
•Integrated capital formation team to streamline efforts across Alternatives asset suite.
•Invested in employee talent and development via learning programs. Bolstered the strength of teams and onboarded several senior leaders across global client group.
•Strengthened controls around cyber security; conducted tabletop exercises and loss of technology planning.
•Sought ways to leverage AB India to optimize talent and collaboration across offices.
Culture
•Continued to promote a positive, results-driven culture of continuous learning and development across Client Group, Alternatives, and Private Wealth.
•Conducted quarterly town halls to encourage transparency and cross-department collaboration.
•Launched global exchange program for high potential talent.

2025 Compensation

$400,000
$7,800,000
$3,150,000
$11.4M
Total
Compensation
$10,950,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

(1)Onur Erzan was named President on January 5, 2026.

2025 Annual Report	129

Part III

Karl Sprules
Chief Operating Officer
Summary of Achievements: As Chief Operating Officer (COO), Mr. Sprules delivered strong operational leadership by controlling costs, driving strategic technology and AI initiatives, and optimizing global locations. Mr. Sprules advanced organizational effectiveness and culture, including a successful shift to four in-office days and a renewed focus on community and belonging.

Individual Achievements
Financial
•Maintained stable operating costs across corporate functions while enabling business growth.
•Co-led initiatives for ongoing cost management to enhance economic margin and support investment in the business.
Strategic
•Oversaw a comprehensive evaluation of the technology platform supporting our front, middle, and back-office operations, as well as a review of vendors providing an integrated SaaS solutions. Led the selection of the target platform and managed contract negotiations, ultimately securing the agreement by year-end.
•Realized compensation savings by transferring 256 roles to AB India, which offers comparable capabilities at a lower cost. Led an AB India CEO search and local onboarding. Completed a talent mapping assessment in our Pune office, and secured approval for real estate expansion to support continued growth.
•Sponsored the transition of AI from an experimental phase into a core function of the firm; increased internal usage of generative tools, resulting in productivity boosts across functions.
•Led cross functional effort to prioritize infrastructure resiliency, addressing scenarios like complete technology loss, employee safety, workplace continuity, and office space hardening.
Organizational
•Partnered with the head of investments to separate risk leadership into position focused on investment risk and a broader chief risk officer.
•Directed AB’s global location strategy, completing 55 lease transactions including new agreements, renewals, extensions, and terminations. Optimized space in Nashville and New York through subletting and expansions, consolidated Minneapolis offices into a modern design, and finalized all day two items for the Hudson Yards office.
•Continued to strengthen our presence in Nashville by relocating additional team members from corporate functions and reinforcing existing teams. Encouraged all corporate groups to prioritize the Nashville talent pipeline for key positions and to attract additional top-tier talent to the Nashville office.
•Launched the Strategic Initiatives team, transitioning it from a conventional Project Management Office into a strategic advisory and implementation partner for AB.
Culture
•Championed the transition from three to four in-office days per week and implemented related measurement tools; staff were over 90% compliant with new policy during the second half of the year.
•Advanced our Community and Belonging priorities, relocating leadership to Nashville, adapting to the evolving landscape, and recruiting key talent in London and India to enhance organizational effectiveness.

2025 Compensation

$400,000
$1,825,000
$4.6M
Total
Compensation
$2,275,000
$4,100,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

130	AllianceBernstein

Part III

Mark Manley
General Counsel & Corporate Secretary
Summary of Achievements: As General Counsel & Corporate Secretary, Mr. Manley oversaw all legal and regulatory affairs for the firm. Mr. Manley played an important role in driving legal initiatives, providing counsel for complex negotiations, supporting strategic initiatives, and serving as a valued advisor to the firm’s leadership.

Individual Achievements
Financial
•Directed initiatives imposing cost discipline within the legal department, resulting in substantial reductions in external expenditures and driving operational effectiveness across team processes.
•Effectively negotiated and resolved several complex and material contract negotiations, protecting the firm’s interests and financial positions.
•Led important initiatives with Equitable designed to improve governance and investment related collaboration on general account assets.
Strategic
•Demonstrated strong alignment with the firm’s strategic priorities by serving as a key legal advisor on multiple high‑impact transactions, including AB’s first investments in insurance sidecars and the launch of new alternative mandates.
•Oversaw implementation of a significant amendment to the SocGen transaction, advancing the company toward its strategic goal of a full exit by 2029.
•Navigated complex regulatory challenges, including off-channel communications, ESG sweep examinations, SEC inquiries and investigations.
Organizational
•Established new roles and recruited senior talent, enhancing succession planning and strengthening the legal department’s leadership pipeline.
•Advanced leadership development by enabling team members to lead high-profile projects, fostering professional growth and independence. Successfully transitioned new Compliance leadership.
Culture
•Served as a valued advisor to company leadership, elevating the profile and impact of the legal and compliance department. Provided strategic focus, deep organizational knowledge, and commercial acumen, contributing to a collaborative and high-performing culture.
•Demonstrated unwavering commitment to fiduciary duties and independent decision-making, reinforcing a culture of integrity and accountability.

2025 Compensation

$400,000
$455,000
$1.7M
Total
Compensation
$845,000
$1,300,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

2025 Annual Report	131

Part III

Jackie Marks
Chief Financial Officer effective March 1, 2024 through March 12, 2025[1]
Summary of Achievements: As Chief Financial Officer (CFO), Ms. Marks oversaw the delivery of complete, accurate and timely financial results both internally and externally (in Forms 10-K and 10-Q and Earnings Releases). Ms. Marks oversaw the enhancement of budget and planning procedures and supported strategic initiatives and corporate development activities.

Individual Achievements
Financial
•Oversaw maintenance of operating margin and contributed to cost optimization initiatives.
•Drove the improvement of budgeting process and planning and analysis procedures.
Strategic
•Enabled strategic initiatives and corporate development activity.
•Supported diligence process and signing of Investment Management Agreement for AB’s inaugural investment in insurance sidecar space with Reinsurance Group of America’s sidecar Ruby Re.
•Contributed to partnership with Equitable across initiatives and with Finance counterparts.
Organizational
•Led the Finance function and executed all CFO responsibilities for first three months of the year prior to departure.
Culture
•Maintained strong Finance employee engagement, development, and collaboration across workforce.

2025 Compensation

(1)Ms. Marks joined AB on January 8, 2024, as a Senior Advisor and was appointed to the role of Chief Financial Officer as of March 1, 2024. Ms. Marks subsequently departed the firm on March 12, 2025; Mr. Simeone was appointed Chief Financial Officer upon Ms. Mark’s departure.
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
Compensation Committee; Process for Determining Executive Compensation
The Compensation Committee consists of Mr. Stonehill (Chair), Mr. Kaye and Mr. Pearson. The Compensation Committee held five regular meetings in 2025.
As discussed in “NYSE Governance Matters” in Item 10, AB Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee consisting solely of independent directors. EQH owns, directly and through various subsidiaries, an approximate 68.3% economic interest in AB (as of December 31, 2025), and compensation expense is a significant component of our financial results. For these reasons, Mr. Pearson, director and President and CEO of EQH, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires his affirmative vote or consent. Given this structure, the Compensation Committee has established a sub-committee consisting entirely of non-management directors (i.e., Mr. Stonehill and Mr. Kaye). This “Section 16 Sub-Committee” approves awards of restricted AB Holding Units to NEOs to ensure we can utilize the short-swing trading exemption set forth in Section 16b-3 under the Exchange Act. Under this exemption, equity grants to our firm's executive officers are exempt from short-swing trading rules if each such grant is approved by the full Board or a committee of the Board consisting entirely of “non-employee” directors (generally, directors who are not officers of the company or an affiliate).

132	AllianceBernstein

Part III
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
Management periodically reviews, with the Compensation Committee, the firm’s expected adjusted financial and operating results, the firm’s actual adjusted financial and operating results and management’s year-end compensation expectations, as they evolve throughout the year. Management accomplished these reviews during regular meetings of the Compensation Committee held in February, May, September, October and November 2025. The Compensation Committee approved the firm's final year-end compensation recommendations during its regular meeting held in November 2025.
Additional information regarding the Compensation Committee’s functions can be found in the Committee's charter, which is available online in the “Corporate Responsibility Overview - Corporate Governance” section of our Internet Site.
Compensation Consultant; Benchmarking Data
In 2025, we contracted with Johnson Associates, Inc. ("Johnson Associates"), an independent compensation consulting firm that specializes in the financial services sector for which we paid approximately $32,000. Johnson Associates consulted on market data and trend forecasting for our NEOs and other senior executives provided by McLagan Partners (“McLagan”) for which we paid McLagan $50,000 (the "2025 Benchmarking Data"). McLagan has an extensive database on compensation for most asset management companies, including private companies for which information is not otherwise available.
The 2025 Benchmarking Data summarized 2024 compensation levels and 2025 salaries, which helps form a reasonable estimation of compensation levels in the industry for executive positions like those held by our NEOs at selected asset management companies comparable to ours in terms of size and business mix (the “Comparable Companies”) and, in so doing, assists in determining the appropriate level of compensation for our NEOs.
The Comparable Companies, which management selected with input from McLagan, included:

Barings	Columbia Threadneedle	Franklin Templeton Investments
Goldman Sachs Asset Management	Invesco	Janus Henderson Investors
Loomis, Sayles & Company	MFS Investment Management	Pacific Investment Management Company
Neuberger Berman Group	Nuveen Investments	T. Rowe Price
Prudential Global Investment Mgmt.	Schroder Investment Management

The 2025 Benchmarking Data indicated that, as a group, our NEOs fall within market range. Please note that we excluded Ms. Marks and Mr. Hogbin from this analysis as they were no longer with the firm as of December 31, 2025.
The Compensation Committee considered this information in concluding that the compensation levels paid in 2025 to our NEOs were appropriate and reasonable.

2025 Annual Report	133

Part III
Compensation Elements for NEOs
We utilize a variety of compensation elements to achieve the goals described above, consisting of base salary, annual short-term incentive compensation awards (cash bonuses), a long-term incentive compensation award program, a defined contribution plan, and certain other benefits, each of which we discuss below:
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
Annual cash bonuses for the 2025 performance for each NEO were determined in November 2025 and paid in December 2025. These bonuses, and the 2025 long-term incentive compensation awards described immediately below, were based on management’s evaluation, subject to the Compensation Committee’s review and approval, of each NEO’s performance during the year, the firm's progress in advancing its Growth Strategy during the year, the performance of the NEO’s business unit or function compared to business and operational goals established in each NEO's performance scorecard at the beginning of the year, and the firm’s current-year adjusted financial performance.
In 2025, Mr. Bernstein received a cash bonus of $6,925,000 in accordance with the terms of the employment agreement into which he entered with the General Partner, AB and AB Holding as of May 1, 2017 (the “CEO Employment Agreement”) and after review of Mr. Bernstein's performance during 2025 by the Compensation Committee. Please refer to “Overview of Mr. Bernstein's Employment Agreement” below for additional information relating to Mr. Bernstein’s cash bonus and other compensation elements.
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
For 2025 performance, awards were granted in December 2025 to each of Messrs. Bernstein, Erzan, Manley, Simeone and Sprules pursuant to the AB 2025 Incentive Compensation Award Program (the "ICAP"), an unfunded, non-qualified incentive compensation plan, and the AB 2017 Long Term Incentive Plan, our equity compensation plan (the “2017 Plan”).
Prior to the date on which an award vests, the AB Holding Units underlying an award are restricted and are not permitted to be transferred. Upon vesting, the AB Holding Units underlying an award are generally delivered, unless the award recipient has, in advance, voluntarily elected to defer receipt to future periods or the award is structured with a delayed delivery date. Quarterly cash distributions on vested and unvested restricted AB Holding Units are delivered to award recipients when cash distributions are paid generally to Unitholders.
An award recipient who resigns or is terminated without cause prior to the vesting date is eligible to continue to vest in his or her long-term incentive compensation award subject to compliance with the restrictive covenants set forth in the applicable award agreement, including confidentiality, restrictions on competition, and restrictions on employee and client solicitation. Additionally, the award agreement provides for continued vesting in the event of an award recipient's retirement, subject to applicable restrictive covenants. To be eligible for retirement, an award recipient must provide notice of retirement, enter into a retirement agreement and satisfy a "Rule of 70," whereby the sum of the recipient's age and full years of service must equal at least 70.

134	AllianceBernstein

Part III
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
The portion of incentive-based compensation received from EQH specific to Mr. Bernstein and Mr. Erzan is covered under the Compensation Recovery Policy adopted by our parent EQH and will be applicable to any current or previous incentive-based compensation received directly from our parent company by Mr. Bernstein and Mr. Erzan. See "Summary Compensation Table for 2025" for stock awards received by Mr. Bernstein and Mr. Erzan for which the EQH Compensation Recovery Policy is applicable.
Former CFO Separation
As announced in a Form 8-K filed on March 12, 2025 AB mutually agreed to a separation with Ms. Marks, AB’s Chief Financial Officer since March 1, 2024, effective March 12, 2025.
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
With respect to 2025, the Compensation Committee determined in November 2025 that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution paid by AB.
Defined Benefit Plan
The retirement plan (the "Retirement Plan") was a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed in the United States prior to October 2, 2000. Each participant’s benefits were determined under a formula which took into account years of credited service through December 31, 2008, the participant’s average compensation over prescribed periods and Social Security covered compensation. The maximum annual benefit payable under the Retirement Plan was not to exceed the lesser of $100,000 or 100% of a participant’s average aggregate compensation for the three consecutive years in which he or she received the highest aggregate compensation from us or such lower limit as may be imposed by the Internal Revenue Code of 1986, as amended (the "Code") on certain participants by reason of their coverage under another qualified retirement plan we maintain.
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
During 2025, we settled all future obligations under the Retirement Plan and transferred the remaining obligations to a qualified insurance provider under a group annuity contract. The plan was formally terminated and the trust was closed effective September 30, 2025. For additional information regarding the termination of the Retirement Plan, see Note 18 to AB's consolidated financial statements in Item 8.
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

2025 Annual Report	135

Part III
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
Consideration of Risk Matters in Determining Compensation
In 2025, we considered whether our compensation practices for employees, including our NEOs, encourage unnecessary or excessive risk-taking and whether any risks arising from our compensation practices are reasonably likely to have a material adverse effect on our firm. For the reasons set forth below, we have determined that our current compensation practices do not create risks that are reasonably likely to have a material adverse effect on our firm.
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
Overview of Mr. Bernstein's Employment Agreement
Employment Agreement Overview
Mr. Bernstein began his role as President and CEO on May 1, 2017, with an initial term ending on May 1, 2020, automatically extending each year thereafter unless the CEO Employment Agreement is terminated in accordance with its terms (the “Employment Term”). The terms were approved by the Board considering various factors including compensation of Mr. Bernstein’s predecessor, the 2016 compensation and 2017 expected compensation of AB’s other executive officers and Mr. Bernstein’s compensation at his former employer. Amendments in December 2018 and 2019 included aligning equity awards with AB's practices, increasing severance payments, redefining change in control, and narrowing the definition of good reason. The terms under the CEO Employment Agreement continue to apply to Mr. Bernstein in his continued role as CEO effective January 5, 2026.
Compensation Elements
Base Salary
Mr. Bernstein’s annual base salary under the CEO Employment Agreement continues to be $500,000 for 2025. This amount is consistent with our firm’s policy to keep base salaries of executives and other highly-compensated employees low in relation to total compensation. Any future increase to Mr. Bernstein's base salary is entirely at the discretion of the Compensation Committee.

136	AllianceBernstein

Part III
Cash Bonus
Mr. Bernstein is entitled to a target cash bonus of $3,000,000 annually, subject to review. For 2025, he received a $6,925,000 bonus based on performance evaluations. See description of the performance metrics and individual achievement for Mr. Bernstein above.
Restricted AB Holding Units
Starting in 2018, Mr. Bernstein is eligible for annual equity awards with a grant date fair value of $3,500,000, subject to review and increase by the Compensation Committee, in its sole discretion, in accordance with AB’s compensation practices and policies generally applicable to the firm’s executive officers as in effect from time to time. During November 2025, the Compensation Committee approved an equity award to Mr. Bernstein with a grant date fair value equal to $6,575,000, subject to the same terms as other executive officers, which terms and conditions are described above in "Compensation Elements for NEOs - Long-Term Incentive Compensation Awards."
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
•COBRA coverage costs.
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
For additional information on severance and change in control benefits for Mr. Bernstein as of December 31, 2025, see Potential Payments Upon Termination or Change in Control below.
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
Compensation awarded by EQH to Mr. Bernstein and Mr. Erzan
In February 2025, EQH granted to Mr. Bernstein, in connection with his membership on and service to the EQH Management Committee:
•a restricted stock unit award (for EQH common stock) with a grant date fair value of $400,006; and
•a total shareholder return ("TSR") performance share award (for EQH common stock) with a grant date fair value of $300,032, which can be earned subject to EQH’s total shareholder return relative to its peer group.
•a EPS performance share award (for EQH common stock) with a grant date fair value of $300,032, which can be earned subject to EQH's average of annual performance against Non-GAAP Common Operating EPS targets assigned each year.
Additionally, in February 2025, EQH granted to Mr. Erzan, in connection with his membership on and service to the EQH Management Committee:
•a restricted stock unit award (for EQH common stock) with a grant date fair value of $40,043; and
•a TSR performance share award (for EQH common stock) with a grant date fair value of $30,019, which can be earned subject to EQH’s total shareholder return relative to its peer group.

2025 Annual Report	137

Part III
•a EPS performance share award (for EQH common stock) with a grant date fair value of $30,019, which can be earned subject to EQH's average of annual performance against Non-GAAP Common Operating EPS targets assigned each year.
Assumptions made in determining the EQH restricted stock unit and performance share figures discussed above are described in footnotes to the compensatory tables below entitled "Summary Compensation Table for 2025" and "Grants of Plan-Based Awards in 2025."
Mr. Bernstein and Mr. Erzan may receive additional equity or cash compensation from EQH in the future related to their continued membership on and service to the EQH Management Committee.
CEO Pay Ratio
In 2025, the compensation of Mr. Bernstein, our CEO, was approximately 98 times the median pay of our employees, resulting in a 98:1 CEO Pay Ratio.
We identified our median employee by examining 2025 total compensation for all individuals, excluding Mr. Bernstein, who were employed by our firm as of December 31, 2025, the last day of our payroll year. We included all of our employees in this process, whether employed on a full-time or part-time basis. We did not make any assumptions or estimates with respect to total compensation, but we did adjust compensation paid to our non-U.S. employees during our 2025 fiscal year based on the average daily exchange rates for the three-month period ending September 30, 2025 (data compiled in fourth quarter) between the local currencies in which such employees are paid and U.S. dollars. We define “total compensation” as the aggregate of base salary (plus overtime, as applicable), commissions (as applicable), cash bonus and the grant date fair value of long-term incentive compensation awards.
After identifying the median employee based on total compensation, we calculated total compensation in 2025 for such employee using the same methodology we use for our NEOs as set forth below in the "Summary Compensation Table for 2025."
As illustrated in the table below, our 2025 CEO Pay Ratio is 98:1:

	Seth Bernstein	Median Employee
Base salary ($)	500,000	132,179
Cash bonus ($)	6,925,000	15,000
Stock awards ($)(1)	7,575,070	—
All other compensation ($)(2)	133,130	6,878
Total ($)	15,133,200	154,057
2025 CEO Pay Ratio	98:1
(1)Includes (i) an award granted by AB of restricted AB Holding Units with a grant date fair value of $6,575,000, and (ii) awards granted by EQH with an aggregate grant date fair value of $1,000,070, as more fully described above in “Compensation awarded by EQH to Mr. Bernstein and Mr. Erzan.” For additional information, please refer to the compensatory tables below in this Item 11.
(2)For a description of Mr. Bernstein’s other compensation, please refer to the "Summary Compensation Table for 2025" below. The median employee's other compensation consists of a $5,970 contribution match under the AB Profit Sharing Plan, a $360 mobile phone stipend, which is paid to employees generally as well, and an employer-paid group term life insurance premium of $548.
Other Compensation-Related Matters
AB and AB Holding are, respectively, private and public limited partnerships. They are subject to taxes other than federal and state corporate income tax (see “Structure-related Risks” in Item 1A and Note 21 to AB’s consolidated financial statements in Item 8). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to an entity taxed as a corporation, is not applicable to either AB or AB Holding for 2025.
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

Charles Stonehill (Chair)	Daniel Kaye
Mark Pearson

138	AllianceBernstein

Part III

Summary Compensation Table for 2025

Total compensation of our NEOs for 2025, 2024 and 2023, as applicable, is as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)(2) ($)	Option Awards ($)	Pension ($)	All Other Compensation ($)	Total ($)
Seth Bernstein(3)(4) CEO	2025	500,000	6,925,000	7,575,070	—	—	133,130	15,133,200
	2024	500,000	5,425,000	6,075,046	—	—	127,148	12,127,194
	2023	500,000	4,515,000	4,995,054	—	—	114,201	10,124,255
Thomas Simeone(5) CFO	2025	300,000	975,000	475,000	—	—	19,904	1,769,904
Onur Erzan(6) President	2025	400,000	3,150,000	7,800,097	—	—	22,638	11,372,735
	2024	400,000	3,080,851	2,730,877	—	—	19,302	6,231,030
	2023	400,000	2,905,851	2,555,887	—	—	17,544	5,879,282
Karl Sprules COO	2025	400,000	2,275,000	1,825,000	—	—	60,971	4,560,971
	2024	400,000	2,225,000	1,775,000	—	123,932	59,109	4,583,041
	2023	400,000	2,025,000	1,575,000	—	3,018	32,294	4,035,312
Mark Manley(7) General Counsel and Corporate Secretary	2025	400,000	845,000	455,000	—	—	33,492	1,733,492
	2024	—	—	—	—	—	—	—
	2023	300,000	780,000	345,000	—	22,934	26,898	1,474,832
Jackie Marks(8) Former CFO	2025	307,692	500,000	—	—	—	1,145	808,837
	2024	383,077	1,428,825	971,175	—	—	582	2,783,659
(1)The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit award values, see Note 19 to AB’s consolidated financial statements in Item 8. Assumptions made in determining the EQH restricted stock unit, TSR performance share, and EPS performance share figures in the "Stock Awards" column are set forth in the EQH 2025 Long-Term Incentive Compensation Program and described in a footnote to the "Grants of Plan-Based Awards in 2025" table below.
(2)See “Grants of Plan-Based Awards in 2025” below.
(3)See "Overview of Mr. Bernstein's Employment Agreement" and "Compensation Awarded by EQH to Mr. Bernstein and Mr. Erzan" above in CD&A for a description of Mr. Bernstein's compensatory elements. Please be advised that Mr. Bernstein's compensation is also disclosed by EQH.
(4)The "Stock Awards" column for 2025 includes the grant date fair value of the restricted stock award (grant date fair value of $400,006), the TSR performance share award (grant date fair value of $300,032), and the EPS performance share award (grant date fair value of $300,032) Mr. Bernstein received from EQH in February 2025. For 2024, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $400,006), the TSR performance share award (grant date fair value of $300,019), and the EPS performance share award (grant date fair value of $300,021) Mr. Bernstein received from EQH in February 2024. For 2023, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $332,029) and the TSR performance share award (grant date fair value of $498,025) Mr. Bernstein received from EQH in February 2023.
(5)We have not provided 2024 and 2023 compensation for Mr. Simeone as he was not deemed to be a NEO in those years.
(6)The "Stock Awards" column for 2025 includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,043), the TSR performance share award (grant date fair value of $30,019), and EPS performance share award (grant date fair value of $30,019) Mr. Erzan received from EQH in February 2025. For 2024, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,007), the TSR performance share award (grant date fair value of $30,013), and EPS performance share award (grant date fair value of $30,006) Mr. Erzan received from EQH in February 2024. For 2023, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,024) and the TSR performance share award (grant date fair value of $60,012) received from EQH in February 2023.
(7)We have not provided 2024 compensation for Mr. Manley as he was not disclosed in accordance with applicable SEC rules and regulations in that year.
(8)AB mutually agreed to a separation with Ms. Marks effective March 12, 2025. Ms. Marks received a standard severance package, which included salary continuation for 6 months and a portion of her 2025 incentive compensation.

2025 Annual Report	139

Part III
The “All Other Compensation” column includes the aggregate incremental cost to our company of certain other expenses and perquisites. For 2025, this column includes the following:

Name	Personal Use of Car and Driver ($)		Contributions to Profit Sharing Plan ($)	Life Insurance Premiums ($)	Other(2) ($)
Seth Bernstein	107,948	(1)	17,500	3,564	4,118
Thomas Simeone	—		15,000	450	4,454
Onur Erzan	—		17,500	630	4,508
Karl Sprules	—		17,500	4,002	39,469
Mark Manley	—		17,500	11,484	4,508
Jackie Marks	—		—	121	1,024
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
(2)These amounts represent (i) mobile phone stipends paid to Messrs. Bernstein, Simeone, Erzan, and Manley, which are paid to employees generally as well; (ii) a stipend paid to Mr. Sprules to help cover a portion of the housing cost in New York while traveling for business; and (iii) full-year cybersecurity protection services contracted through a third party for Messrs. Bernstein, Simeone, Erzan, Sprules, and Manley and partial-year services for Ms. Marks to help mitigate cyber, privacy, identity theft, and reputational threats, which are available to executive officers, directors, and employees whose role includes representing AB publicly or handling significant financial transactions.

140	AllianceBernstein

Part III
Grants of Plan-Based Awards in 2025
Grants of awards under the 2017 Plan, our equity compensation plan, during 2025 made to our NEOs are as follows (we also discuss awards issued by EQH to Mr. Bernstein and Mr. Erzan below):

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(1) ($)
Name		Threshold (#)	Target (#)	Maximum (#)
Seth Bernstein(2)(3)	12/10/2025				159,937	6,575,000
	2/13/2025				7,502	400,006
	2/13/2025	1,407	5,627	11,254	5,627	300,032
	2/13/2025	1,407	5,627	11,254	5,627	300,032
Thomas Simeone(2)	12/10/2025				11,554	475,000
Onur Erzan(2)(3)(4)	12/10/2025				65,678	2,700,000
	1/6/2025				134,735	5,000,016
	2/13/2025				751	40,043
	2/13/2025	141	563	1,126	563	30,019
	2/13/2025	141	563	1,126	563	30,019
Karl Sprules(2)	12/10/2025				44,393	1,825,000
Mark Manley(2)	12/10/2025				11,068	455,000
(1)This column provides the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit values, see Note 19 to AB's consolidated financial statements in Item 8.
(2)As discussed above in “Overview of 2025 Incentive Compensation Program” and “Compensation Elements for NEOs—Long-Term Incentive Compensation Awards,” long-term incentive compensation awards granted in December 2025 to our NEOs were denominated in restricted AB Holding Units. These awards vest in equal annual increments on each of December 1, 2026, 2027 and 2028. These awards are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table for 2025 and the “AB Holding Unit and/or EQH Awards” columns of the Outstanding Equity Awards at 2025 Fiscal Year-End table.
(3)In February 2025, EQH granted to each of Mr. Bernstein and Mr. Erzan (i) a restricted stock unit award with a grant date fair value of $400,006 and $40,043, respectively, (ii) a TSR performance share award with a grant date fair value of $300,032 and $30,019, respectively, which can be earned subject to EQH's TSR relative to its peer group, and (iii) a EPS performance share award with a grant date fair value of $300,032 and $30,019, respectively, which can be earned subject to EQH's average of annual performance against Non-GAAP Common Operating EPS targets assigned each year. TSR is the total amount a company returns to investors during a designated period, including share price appreciation and dividends. The number of TSR performance shares that are earned, which cliff vest on February 28, 2028, subject to continued service, will be determined at the end of the performance period (December 2027) by multiplying the number of unearned TSR performance shares by one of the following performance factors: 200% if EQH's TSR relative to its peers is in the 87.5th percentile or greater; 100% if in the 50th percentile; 25% if in the 30th percentile; and nothing if falls below the 30th percentile. Non-GAAP Common Operating EPS is the Non-GAAP Operating Earnings (subject to certain adjustments) divided by Diluted Common Shares Outstanding. The number of EPS performance shares that are earned, which cliff vest on February 28, 2028, subject to continued service, will be determined at the end of the performance period (December 2027) by multiplying the number of unearned EPS performance shares by the three-year average of the following initial EPS performance factors: 200% if Non-GAAP Common Operating EPS increase is 18% or greater over the Starting EPS Amount; 100% if increase is 12% over the Starting EPS Amount; 25% if increase is 3% over Starting EPS Amount; and nothing if increase is less than 3%. The Starting EPS Amount is assigned each year based on the comparative increase in Non-GAAP Common Operating EPS for each calendar year, over the Non-GAAP Operating EPS for the calendar year immediately preceding each calendar year. EQH performance shares receive dividend equivalents subject to the same vesting schedule and performance conditions as the performance shares themselves. The restricted stock unit awards, which vest in equal annual increments on each of February 28, 2026, 2027 and 2028, subject to continued service, increase or decrease in value depending on the price of an EQH common share. EQH restricted stock units receive dividend equivalents subject to the same vesting schedule as the restricted stock units themselves.
(4)In January 2025, Mr. Erzan received a long-term incentive award, denominated in restricted AB Holding Units, which cliff vests on December 1, 2028 subject to Mr. Erzan's continued service.
In 2025, the number of restricted AB Holding Units comprising year-end long-term incentive compensation awards granted to each NEO was determined based on the closing price of an AB Holding Unit as reported for NYSE composite transactions on December 10, 2025, the eighth business day of December as determined by the Compensation Committee. At the time of these awards, the Compensation Committee consisted of Mr. Stonehill (Chair) and Messrs. Kaye and Pearson; the Section 16 Subcommittee, which approved awards to our NEOs, consisted of Mr. Stonehill (Chair) and Mr. Kaye. For further information regarding the material terms of such awards, including the vesting terms and the formulas or criteria to be applied in determining the amounts payable, please refer to "Overview of 2025 Incentive Compensation Program" and "Compensation Elements for NEOs" above.

2025 Annual Report	141

Part III
Outstanding Equity Awards at 2025 Fiscal Year-End
Outstanding equity awards held by our NEOs as of December 31, 2025 are as follows:

	Option Awards				AB Holding Unit and/or EQH Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(10) ($)
Seth Bernstein(1)(2)(4)	—	—	—	—	298,855	11,499,924
	—	—	—	—	19,537	930,941
	—	—	—	—	48,529	2,312,407
	—	—	—	—	30,046	1,431,692
Thomas Simeone(5)	—	—	—	—	28,069	1,080,108
Onur Erzan(3)(4)(6)	—	—	—	—	275,663	10,607,525
	—	—	—	—	2,029	96,681
	—	—	—	—	5,275	251,354
	—	—	—	—	3,007	143,284
Karl Sprules(7)	—	—	—	—	94,270	3,627,518
Mark Manley(8)	—	—	—	—	22,476	864,869
Jackie Marks(9)	—	—	—	—	17,890	688,419
(1)Mr. Bernstein was awarded: (i) 159,937 restricted AB Holding Units in December 2025 that are scheduled to vest in equal increments on each December 1, 2026, 2027 and 2028; (ii) 140,232 restricted AB Holding Units in December 2024, one-third of which vested on December 1, 2025, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2026 and 2027; (iii) 136,289 restricted AB Holding Units in December 2023, one-third of which vested on each of December 1, 2024 and 2025, and the remainder of which is scheduled to vest on December 1, 2026. For further information, see “Overview of Mr. Bernstein's Employment Agreement” above.
(2)EQH restricted stock unit awards, which are described for Mr. Bernstein in the second line of data in the above table, will vest ratably over a three-year vesting period subject to continued employment during the vesting period. EQH TSR performance share awards, which are described in the third line of data in the above table, and EQH EPS performance share awards, which are described in the fourth line of data in the above table, cliff vest on the third anniversary of the grant date subject to continued employment during the vesting period and meeting the applicable performance criteria. In February 2025, 2024 and 2023, EQH granted to Mr. Bernstein (i) a restricted stock unit award with a grant date fair value of $400,006, $400,006 and $332,029, respectively; (ii) a TSR performance share award with a grant date fair value of $300,032, $300,019 and $498,025, respectively; and (iii) a EPS performance share award with a grant date fair value of $300,032 and $300,021 respectively. The TSR performance share awards granted in 2025, 2024 and 2023 can be earned subject to EQH's TSR relative to its peer group. The EPS performance share awards granted in 2025 and 2024 can be earned subject to EQH's average of annual performance against Non-GAAP Common Operating EPS targets assigned each year. Actual and projected performance factors have been applied to the TSR performance share and EPS performance share awards reflected in the "Outstanding Equity Awards at 2025 Fiscal Year-End" table above. Please see the table above entitled "Grants of Plan-Based Awards in 2025" for additional information regarding the EQH awards.
(3)EQH restricted stock unit awards, which are described for Mr. Erzan in the second line of data in the above table, will vest ratably over a three-year vesting period subject to continued employment during the vesting period. EQH TSR performance share awards, which are described in the third line of data in the above table, and EQH EPS performance share awards, which are described in the fourth line of data in the above table, cliff vest on the third anniversary of grant date subject to continued employment during the vesting period and meeting the applicable performance criteria. In February 2025, 2024 and 2023, respectively, EQH granted to Mr. Erzan (i) a restricted stock unit award with a grant date fair value of $40,043, $40,007 and $40,024, respectively; (ii) a TSR performance share award with a grant date fair value of $30,019, $30,013 and $60,012, respectively; and (iii) a EPS performance share award with a grant date fair value of $30,019 and $30,006 respectively. The TSR performance share awards granted in 2025, 2024 and 2023 can be earned subject to EQH's TSR relative to its peer group. The EPS performance share awards granted in 2025 and 2024 can be earned subject to EQH's average of annual performance against Non-GAAP Common Operating EPS targets assigned each year. Actual and projected performance factors have been applied to the TSR performance share and EPS performance share awards reflected in the "Outstanding Equity Awards at 2025 Fiscal Year-End" table above. Please see the table above entitled "Grants of Plan-Based Awards in 2025" for additional information regarding the EQH awards.
(4)For further information regarding the equity awards granted to Mr. Bernstein and Mr. Erzan by EQH, please see "Compensation awarded by EQH to Mr. Bernstein and Mr. Erzan" above in CD&A.

142	AllianceBernstein

Part III
(5)Mr. Simeone was awarded 11,554 restricted AB Holding Units in December 2025 that are scheduled to vest in equal increments on each of December 1, 2026, 2027 and 2028. The total AB Holding Unit figure set forth in the table includes AB Holding Units granted in years prior to when Mr. Simeone was deemed to be a NEO.
(6)Mr. Erzan was awarded: (i) 65,678 restricted AB Holding Units in December 2025 that are scheduled to vest in equal increments on each of December 1, 2026, 2027 and 2028; (ii) 134,735 restricted AB Holding Units in January 2025, of which are scheduled to cliff vest on December 1, 2028; (iii) 72,695 restricted AB Holding Units in December 2024, of which one-third vested on December 1, 2025, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2026 and 2027; and (iv) 80,362 restricted AB Holding Units in December 2023, one-third of which vested on December 1, 2024 and December 1, 2025, and the remainder of which is scheduled to vest on December 1, 2026.
(7)Mr. Sprules was awarded: (i) 44,393 restricted AB Holding Units in December 2025 that are scheduled to vest in equal increments on each of December 1, 2026, 2027 and 2028; (ii) 49,047 restricted AB Holding Units in December 2024, of which one-third vested on December 1, 2025, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2026 and 2027; and (iii) 51,538 restricted AB Holding Units in December 2023, one-third of which vested on December 1, 2024 and December 1, 2025, and the remainder of which is scheduled to vest on December 1, 2026.
(8)Mr. Manley was awarded: (i) 11,068 restricted AB Holding Units in December 2025 that are scheduled to vest in equal increments on each of December 1, 2026 2027 and 2028; and (ii) 11,289 restricted AB Holding Units in December 2023, one-third of which vested on December 1, 2024 and December 1, 2025, and the remainder of which is scheduled to vest on December 1, 2026. The total AB Holding Unit figure set forth in the table includes AB Holding Units granted in years when Mr. Manley was not disclosed in accordance with applicable SEC rules and regulations.
(9)Ms. Marks was awarded 26,835 restricted AB Holding Units in December 2024, of which one-third vested on December 1, 2025, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2026 and 2027 provided Ms. Marks complies with the applicable agreements and restrictive covenants in the ICAP award agreement.
(10)The market values of restricted AB Holding Units (rounded to the nearest whole unit) set forth in this column were calculated assuming a price per AB Holding Unit of $38.48, which was the closing price on the NYSE of an AB Holding Unit on December 31, 2025, the last trading day of AB's last completed fiscal year. The market values of EQH shares set forth in this column were calculated assuming a price per share of $47.65, which was the closing price on the NYSE of an EQH share on December 31, 2025.

2025 Annual Report	143

Part III
Option Exercises and AB Holding Units and EQH Shares Vested in 2025
AB Holding Units and EQH shares held by our NEOs that vested during 2025 are as follows:

	AB Holding Unit and EQH Option Awards		AB Holding Unit and EQH Share Awards
Name	Number of AB Holding Units or EQH Options Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of AB Holding Units or EQH Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Seth Bernstein(1)	—	—	168,758	7,498,822
Thomas Simeone	—	—	2,660	110,184
Onur Erzan(2)	—	—	67,749	2,858,559
Karl Sprules	—	—	43,012	1,781,969
Mark Manley	—	—	10,546	436,936
Jackie Marks	—	—	8,945	370,598
(1)Includes 37,320 EQH shares acquired with a value of $2,053,369 that vested during 2025.
(2)Includes 3,806 EQH shares acquired with a value of $209,417 that vested during 2025.
Potential Payments upon Termination or Change in Control
Estimated payments and benefits to which our NEOs would have been entitled upon a change in control of AB or the specified qualifying events of termination of employment as of December 31, 2025 are as follows:

Name and Trigger Event	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2) ($)	Other Benefits(3) ($)
Seth Bernstein
Change in control	—	11,499,924	—
Termination by Mr. Bernstein for good reason(4)	3,500,000	11,499,924	22,359
Termination of Mr. Bernstein's employment by AB other than for cause or due to Death or Disability(5)(6)(7)	5,250,000	11,499,924	22,359
Change in control + termination by Mr. Bernstein for good reason or termination of Mr. Bernstein's employment without cause(4)	7,000,000	11,499,924	22,359
Resignation (complies with applicable agreements and restrictive covenants) under ICAP(8)	—	11,499,924	—
Death or disability(7)	—	11,499,924	22,359
Thomas Simeone
Change in control	—	1,080,108	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Simeone for good reason, or termination due to death or disability	2,550,000	1,080,108	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP; excludes 2024 RSU award(7)(8)	—	563,707	—
Termination by AB without cause; death or disability (2024 RSU award)	—	180,779	—

144	AllianceBernstein

Part III

Name and Trigger Event	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2) ($)	Other Benefits(3) ($)
Onur Erzan
Change in control	—	10,607,525	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Erzan for good reason, or termination due to death or disability	7,100,000	10,607,525	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP; excludes 2025 RSU award(7)(8)	—	5,422,922	—
Termination by AB without cause; termination by Mr. Erzan for good reason; death or disability (2025 RSU award)	—	1,308,897	—
Karl Sprules
Change in control	—	3,627,518	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Sprules for good reason, or termination due to death or disability	5,350,000	3,627,518	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP(7)(8)	—	3,627,518	—
Mark Manley
Change in control	—	864,869	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Manley for good reason, or termination due to death or disability	2,490,000	864,869	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP(7)(8)	—	864,869	—
Jackie Marks(9)	—	—	—
(1)It is possible that each NEO could receive a cash severance payment on the termination of his or her employment that is not contemplated in the CIC Plan. The amounts of any such cash severance payments would be determined at the time of such termination (other than for Mr. Bernstein); therefore, we are unable to estimate such amounts. The amounts shown for Mr. Bernstein are described in the CEO Employment Agreement. The amounts shown for Messrs. Simeone, Erzan, Sprules, and Manley in the event of a change in control coupled with termination of employment are described in the CIC Plan.
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
(8)Applicable agreements and restrictive covenants in the ICAP award agreement include confidentiality, restrictions on competition, and restrictions on employee and client solicitation.
(9)AB mutually agreed to a separation with Ms. Marks effective March 12, 2025. As a result, she was ineligible for any potential payment or benefit upon a change in control of AB as of December 31, 2025. For further information, see "Outstanding Equity Awards at 2025 Fiscal Year-End" above.

2025 Annual Report	145

Part III
Additionally, estimated payments and benefits to which Mr. Bernstein or Mr. Erzan would have been entitled upon a change in control of EQH or the specified qualifying events of termination of employment as of December 31, 2025 are as follows (these amounts would be payable by EQH):

Reason for Employment Termination	Acceleration of EQH Option and Share Awards(5) ($)
Seth Bernstein
Retirement(1)	2,057,083
Death or Disability(2)	2,969,234
Involuntary termination (no change in control)(3)	2,057,083
Change in control (without termination of employment)(4)	2,580,782
Onur Erzan
Death or Disability(2)	313,958
Involuntary termination (no change in control)(3)	175,298
Change in control (without termination of employment)(4)	280,555
(1)Reflects, as of December 31, 2025: (i) the full value of the restricted stock unit and TSR performance share awards granted by EQH to Mr. Bernstein in 2023; and (ii) the full value of the restricted stock unit, TSR performance share, and EPS performance share awards granted by EQH to Mr. Bernstein in 2024. Excludes restricted stock unit, TSR performance share, and EPS performance share awards granted by EQH to Mr. Bernstein in 2025 due to minimum vesting requirements.
(2)Reflects, as of December 31, 2025: (i) the full value of the restricted stock unit and TSR performance share awards granted by EQH to Mr. Bernstein and Mr. Erzan in 2023; and (ii) the full value of the restricted stock unit, TSR performance share, and EPS performance share awards granted by EQH to Mr. Bernstein and Mr. Erzan in 2024 and 2025. For additional information regarding these awards, please see the "Summary Compensation Table for 2025", "Grants of Plan-Based Awards in 2025" and "Outstanding Equity at 2025 Fiscal Year-End" above in this Item 11.
(3)Reflects, as of December 31, 2025: (i) the full value of the restricted stock unit and TSR performance share awards granted by EQH to Mr. Bernstein in 2023; (ii) the full value of the restricted stock unit, TSR performance share, and EPS performance share awards granted by EQH to Mr. Bernstein in 2024; (iii) the prorated value of the restricted stock unit and TSR performance share awards granted by EQH to Mr. Erzan in 2023; and (iv) the prorated value of the restricted stock unit, TSR performance share, and EPS performance share awards granted by EQH to Mr. Erzan in 2024. Restricted stock unit, TSR performance share, and EPS performance share awards granted to Mr. Bernstein and Mr. Erzan in 2025 are excluded until a minimum of one year of vesting is reached.
(4)Reflects, as of December 31, 2025: (i) the full value of the restricted stock unit awards granted by EQH to Mr. Bernstein and Mr. Erzan in 2023, 2024 and 2025; (ii) the target prorated value of 2025 TSR performance share and EPS performance share awards granted by EQH to Mr. Bernstein and Mr. Erzan in 2025; (iii) the prorated value of the TSR performance share and EPS performance share awards granted by EQH to Mr. Bernstein and Mr. Erzan in 2024, with projected performance factor applied; and (iv) the prorated value of the TSR performance share award granted by EQH to Mr. Bernstein and Mr. Erzan in 2023, with actual performance factor applied.
(5)Acceleration of EQH awards is contingent on the award recipient's compliance with various agreements and restrictive covenants set forth in the applicable award agreement under the EQH 2025 Long-Term Incentive Compensation Program, including protection of confidential information, non-competition, non-solicitation of employees and non-solicitation of customers.

146	AllianceBernstein

Part III
Director Compensation in 2025
During 2025, we compensated our directors, who satisfied applicable NYSE and SEC standards relating to independence (“Independent Directors”), as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Bruce Holley	110,250	170,000	280,250
Daniel Kaye	106,750	170,000	276,750
Joan Lamm-Tennant	147,750	170,000	317,750
Das Narayandas	111,250	170,000	281,250
Charles Stonehill	155,250	170,000	325,250
Todd Walthall	113,250	170,000	283,250
(1)The aggregate number of restricted AB Holding Units underlying awards outstanding but not yet distributed at December 31, 2025, was: Mr. Holley, 7,581 AB Holding Units; for Mr. Kaye, 9,254 AB Holding Units; for Ms. Lamm-Tennant, 9,254 AB Holding Units; for Mr. Narayandas, 9,254 AB Holding Units; for Mr. Stonehill, 9,254 AB Holding Units; and for Mr. Walthall, 9,254 AB Holding Units.
(2)Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 19 to AB’s consolidated financial statements in Item 8.
Independent Director Compensation Elements
The Board approved the compensation elements described immediately below for Independent Directors during its regular meeting held in May 2025 and has agreed to re-consider such compensation elements bi-annually:
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
In 2025, the Board granted to each Independent Director then serving (which included Ms. Lamm-Tennant and Messrs. Holley, Kaye, Narayandas, Stonehill and Walthall) 4,253 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the $170,000 grant date fair value noted above by the closing price of an AB Holding Unit on the date of the May 2025 Board Meeting, or $39.98 per unit, rounded up to the nearest whole unit. These awards are scheduled to vest in equal increments on each May 1, 2026, 2027 and 2028.
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

2025 Annual Report	147

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
As of December 31, 2025, each Independent Director then serving either complied with this policy or was on track to do so within the allotted time.

148	AllianceBernstein

Part III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
AB Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2025 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	—	—	20,797,691
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	20,797,691
(1)All AB Holding Units remaining available for future issuance will be issued pursuant to the 2017 Plan, which was approved during a Special Meeting of AB Holding Unitholders held on September 29, 2017.
There are no AB Units to be issued pursuant to an equity compensation plan.
For information about our equity compensation plans, see Note 19 to AB’s consolidated financial statements in Item 8.
Principal Security Holders
As of December 31, 2025, we had no information that any person beneficially owned more than 5% of the outstanding AB Units, except as reported by EQH and certain of its subsidiaries. We have prepared the following table, and the note that follows, in reliance on information supplied by EQH:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class
Equitable Holdings(1) 1345 Avenue of Americas New York, NY 10105	202,370,757	(1)	68.3%	(1)
(1)By reason of their relationships, EQH and its subsidiaries that hold AB Units may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of these AB Units. The 68.3% includes the 1.0% general partnership interest held by EQH.
As of December 31, 2025, AB Holding was the record owner of 92,284,367, or 31.4%, of the issued and outstanding AB Units (or 31.1% including the 1.0% general partnership interest held by EQH).

2025 Annual Report	149

Part III
Management
As of December 31, 2025, the beneficial ownership of AB Holding Units by each director and NEO of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of AB Holding Units and Nature of Beneficial Ownership	Percent of Class
Seth Bernstein(1)(2)	865,194	*
Onur Erzan(1)(3)	304,245	*
Bruce Holley	9,245	*
Daniel Kaye(1)	44,130	*
Joan Lamm-Tennant(1)	20,478	*
Nick Lane(1)	—	*
Alexis Luckey(1)(4)	7,903	*
Mark Manley(1)(5)	97,913	*
Das Narayandas	44,921	*
Mark Pearson(1)	—	*
Robin Raju(1)	—	*
Thomas Simeone(1)(6)	54,635	*
Karl Sprules(1)(7)	223,910	*
Charles Stonehill(1)	25,176	*
Todd Walthall	20,880	*
All directors and executive officers as a group (15 persons)(8)	1,718,630	1.8%
*    Number of AB Holding Units listed represents less than 1% of the Units outstanding.
(1)Excludes AB Holding Units beneficially owned by EQH and its subsidiaries. Ms. Lamm-Tennant and Messrs. Bernstein, Kaye, Lane, Pearson, Raju, and Stonehill, each is a director and/or officer of EQH, Equitable Financial and/or Equitable America. Ms. Luckey and Messrs. Bernstein, Erzan, Sprules, Simeone and Manley each is a director and/or officer of the General Partner.
(2)Includes 597,308 restricted AB Holding Units granted to Mr. Bernstein that have not yet vested or with respect to which Mr. Bernstein has deferred delivery. See “Overview of Mr. Bernstein's Employment Agreement – Compensation Elements – Restricted AB Holding Units,” “Grants of Plan-Based Awards in 2025” and “Outstanding Equity Awards at 2025 Fiscal Year-End” in Item 11 for additional information.
(3)Includes 275,663 restricted AB Holding Units granted to Mr. Erzan that have not yet vested. For information regarding Mr. Erzan's long-term incentive compensation awards, see "Grants of Plan-Based Awards in 2025” and “Outstanding Equity Awards at 2025 Fiscal Year-End” in Item 11.
(4)Includes 7,903 restricted AB Holding Units granted to Ms. Luckey that have not yet vested.
(5)Includes 26,298 restricted AB Holding Units granted to Mr. Manley that have not yet vested or with respect to which Mr. Manley has deferred delivery. For information regarding Mr. Manley's long-term incentive compensation awards, see “Grants of Plan-Based Awards in 2025” and “Outstanding Equity Awards at 2025 Fiscal Year-End” in Item 11.
(6)Includes 28,069 restricted AB Holding Units granted to Mr. Simeone that have not yet vested. For information regarding Mr. Simeone's long-term incentive compensation awards, see "Grants of Plan-Based Awards in 2025” and “Outstanding Equity Awards at 2025 Fiscal Year-End” in Item 11.
(7)Includes 94,270 restricted AB Holding Units granted to Mr. Sprules that have not yet vested. For information regarding Mr. Sprules's long-term incentive compensation awards, see “Grants of Plan-Based Awards in 2025" and “Outstanding Equity Awards at 2025 Fiscal Year-End” in Item 11.
(8)Includes 1,029,511 restricted AB Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested and/or with respect to which the executive officer has deferred delivery.
As of December 31, 2025, our directors and executive officers did not beneficially own any AB Units.

150	AllianceBernstein

Part III
As of December 31, 2025, the beneficial ownership of the common stock of EQH by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

EQH Common Stock

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Seth Bernstein(1)	43,022	*
Onur Erzan(2)	6,166	*
Bruce Holley	—	*
Daniel Kaye	55,686	*
Joan Lamm-Tennant	47,891	*
Nick Lane(3)	172,299	*
Alexis Luckey	—	*
Mark Manley	—	*
Das Narayandas	—	*
Mark Pearson(4)	856,020	*
Robin Raju(5)	138,523	*
Thomas Simeone	—	*
Karl Sprules	—	*
Charles Stonehill	37,457	*
Todd Walthall	—	*
All directors and executive officers as a group (15 persons)(6)	1,357,064	*
*Number of shares listed represents less than 1% of the outstanding EQH common stock.
(1)Includes (i) zero options Mr. Bernstein has the right to exercise within 60 days and (ii) 10,309 restricted stock units that will vest within 60 days and settle in EQH shares.
(2)Includes (i) zero options Mr. Erzan has the right to exercise within 60 days and (ii) 1,107 restricted stock units that will vest within 60 days and settle in EQH shares.
(3)Includes (i) 44,417 options Mr. Lane has the right to exercise within 60 days and (ii) 30,170 restricted stock units that will vest within 60 days and settle in EQH shares.
(4)Includes (i) 190,400 options Mr. Pearson has the right to exercise within 60 days and (ii) 126,389 restricted stock units that will vest within 60 days and settle in EQH shares.
(5)Includes (i) zero options Mr. Raju has the right to exercise within 60 days and (ii) 29,746 restricted stock units that will vest within 60 days and settle in EQH shares.
(6)Includes 234,817 options that may be exercised and 197,721 restricted stock units that will vest within 60 days and settle in EQH shares for the directors and executive officers as a group.

2025 Annual Report	151

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

152	AllianceBernstein

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
In practice, our management pricing committees review investment advisory agreements with EQH Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with EQH Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2025 between our company and any related person with respect to which these procedures were not followed.
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
On March 14, 2025 the Board of Directors established a Special Committee for the sole purpose of considering a recommendation to AB Holding Unitholders in regard to the EQH tender offer which commenced on February 4, 2025. On March 14, 2025, the Special Committee met and determined it was appropriate not to make a recommendation to AB Holding Unitholders regarding their decision to tender into the offer.
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

2025 Annual Report	153

Part III
See Note 12 Debt to AB’s consolidated financial statements in Item 8 for disclosures related to our credit facility with EQH. Significant transactions between AB and related persons during 2025 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2025
		(in thousands)
Equitable Financial	We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of Equitable Financial and its insurance company subsidiaries.	$165,840
EQAT and Equitable Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of Equitable Holdings.	23,796
Equitable Holdings	We provide investment management services and ancillary accounting services.	12,279

Parties(1)	General Description of Relationship	Amounts Paid or Accrued for in 2025
		(in thousands)
Equitable Holdings	Distributes certain of our Retail Products; provides Private Wealth Management referrals; sells shares of our mutual funds under Distribution Service and Educational Support agreements; includes us as insured under various insurance policies.	$26,553
(1)AB or one of its subsidiaries is a party to each transaction.
(2)We provide investment management services unless otherwise indicated.
Arrangements with Immediate Family Members of Related Persons
During 2025, we did not have arrangements with immediate family members of our directors and executive officers.
Director Independence
See “Independence of Certain Directors” in Item 10.
Item 14. Principal Accounting Fees and Services
Fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of AB’s and AB Holding’s annual financial statements for 2025 and 2024, respectively, and fees for other services rendered by PwC are as follows:

	2025	2024
	(in thousands)
Audit fees(1)	$6,433	$6,440
Audit-related fees(2)	2,262	2,045
Tax fees(3)	1,822	1,756
All other fees(4)	2	2
Total	$10,519	$10,243
(1)Includes $62,742 and $60,909 paid for audit services to AB Holding in 2025 and 2024, respectively.
(2)Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.
(3)Tax fees consist of fees for tax consultation and tax compliance services.
(4)All other fees consist primarily of miscellaneous non-audit services in 2025 and due diligence tax and audit services in 2024.
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

154	AllianceBernstein

Part IV

Item 15. Exhibits, Financial Statement Schedules
(a)There is no document filed as part of this Form 10-K.
Financial Statement Schedule.
Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2025, 2024 and 2023.
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

3.08	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Ex. 99.08 to Form 8-K, as filed February 24, 2006).
4.01	Description of AB Holding Units and AB Units.
10.01	AllianceBernstein 2025 Incentive Compensation Award Program.*
10.02	AllianceBernstein 2025 Deferred Cash Compensation Program.*
10.03	Form of Award Agreement, dated as of December 31, 2025, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan.*
10.04	Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors.*
10.05	Summary of AB's Lease at 501 Commerce Street, Nashville, Tennessee.
10.06	Summary of AB's Lease at 666 Hudson Boulevard, New York, New York.

2025 Annual Report	155

Part IV

Exhibit	Description
10.07	Guidelines for Transfer of AB Units.
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

10.10
Amendment No. 1 to the Restated Revolving Credit Agreement, originally dated October 13, 2021, amended February 9, 2023. (incorporated by reference to Exhibit 10.09 to Form 10-K for the fiscal year ended December 31, 2023, as filed February 10, 2024).

10.11	Amended and Restated Revolving Credit Agreement, originally dated October 13, 2021, amended August 5, 2025.
10.12	AllianceBernstein Change in Control Plan for Executive Officers (incorporated by reference to Exhibit 99.01 to Form 8-K, as filed December 14, 2020).*
10.13	Amendment No. 2 to Seth Bernstein's Employment Agreement (incorporated by reference to Ex. 10.1 to Form 8-K, as filed December 19, 2019).*
10.14
Credit Agreement dated as of November 4, 2019 between AllianceBernstein L.P., as borrower, and Equitable Holdings, Inc., as lender (incorporated by reference to Ex. 10.01 to Form 8-K, as filed November 4, 2019).

10.15
Amendment No. 2 to the Credit Agreement dated as of August 30, 2024 between Alliancebernstein L.P. as borrower, and Equitable Holdings, Inc., as lender. (incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2024, as filed February 14, 2025).

10.16
Amendment No. 3 to the Credit Agreement dated as of August 30, 2024 between AllianceBernstein L.P., as borrower, and Equitable Holdings, Inc., as lender. (incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2025, as filed February 14, 2025).

10.17	Amendment to Seth Bernstein's Employment Agreement (incorporated by reference to Ex. 10.01 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
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
10.22
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*

10.23
Profit Sharing Plan for Employees of AB, as amended and restated as of January 1, 2015 (incorporated by reference to Ex. 10.05 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).*

10.24
Amendment and Restatement of the Retirement Plan for Employees of AB, as of January 1, 2015 (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).*

10.25
Amendment to the Retirement Plan for Employees of AllianceBernstein L.P, as of June 10, 2024. (incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2024, as filed February 14, 2025)*

156	AllianceBernstein

Part IV

Exhibit	Description
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

10.31
Transaction agreement amendment between CarVal Investors, AB Holding and AB dated December 18, 2024. (incorporated by reference to Ex.10.31 to Form 10-K for the fiscal year ended December 31, 2024, as filed February 14, 2025.)

10.32	Master Exchange Agreement between Alliancebernstein L.P and Equitable Holdings, Inc., dated December 19, 2024. (incorporated by reference to Ex. 10.1 to Form 8-K, as filed December 19, 2024).
10.33	Purchase agreement between Alliancebernstein L.P and Equitable Holdings, Inc., dated December 19, 2024. (incorporated by reference to Ex.10.2 to Form 8-K, as filed December 19, 2024).
10.34	Amended and Restated Exchange Agreement between Alliancebernstein L.P and Equitable Holdings, Inc., dated July 10, 2025.
19.01	AB Insider Trading Policy.
21.01	Subsidiaries of AB.
23.01	Consents of PricewaterhouseCoopers LLP.
31.01	Certification of Seth Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Tom Simeone furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01
Certification of Seth Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
Certification of Tom Simeone furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.01
Policy Relating to Recovery of Erroneously Awarded Incentive-based Compensation. (incorporated by reference to Ex. 97.01 to Form 10-K for the fiscal year ended December 31, 2023, as filed February 9, 2024).*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).
*	Denotes a compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

2025 Annual Report	157

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllianceBernstein L.P.

Date: February 12, 2026	By:	/s/ Seth Bernstein
Seth Bernstein
Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 12, 2026	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

Date: February 12, 2026	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer

158	AllianceBernstein

Directors

/s/ Seth Bernstein	/s/ Joan Lamm-Tennant
Seth Bernstein	Joan Lamm-Tennant
Chief Executive Officer	Chair of the Board

/s/ Bruce Holley	/s/ Daniel Kaye
Bruce Holley	Daniel Kaye
Director	Director

/s/ Nick Lane	/s/ Das Narayandas
Nick Lane	Das Narayandas
Director	Director

/s/ Mark Pearson	/s/ Robin Raju
Mark Pearson	Robin Raju
Director	Director

/s/ Charles Stonehill	/s/ Todd Walthall
Charles Stonehill	Todd Walthall
Director	Director

2025 Annual Report	159

SCHEDULE II
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2025, 2024 and 2023

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
For the year ended December 31, 2025	$1,244	$(651)	$17	(a)	$576
For the year ended December 31, 2024	$299	$1,522	$577	(b)	$1,244
For the year ended December 31, 2023	$232	$72	$5	(c)	$299
(a)Includes accounts written-off as uncollectible of $17.
(b)Includes accounts written-off as uncollectible of $577.
(c)Includes accounts written-off as uncollectible of $5.

160	AllianceBernstein