Form 10-Q
period 2026-03-31
ALLIANCEBERNSTEIN L.P.
filed 2026-05-01
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of units of limited partnership interest outstanding as of March 31, 2026 was 294,626,407.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$856,924	$778,847
Cash and securities segregated, at fair value (cost: $348,773 and $496,263)	351,386	499,063
Receivables, net:
Brokers and dealers	34,842	32,829
Brokerage clients	1,632,442	1,607,527
AB funds fees	380,456	410,883
Other fees	155,224	139,755
Investments:
Equity Method	193,581	255,034
Other	239,862	275,979
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	20,269	17,726
Investments	399,525	330,534
Other assets	28,674	25,120
Furniture, equipment and leasehold improvements, net	246,561	248,030
Goodwill	3,598,591	3,598,591
Intangible assets, net	155,055	166,415
Deferred sales commissions, net	154,888	165,300
Right-of-use assets	465,728	454,988
Other assets	292,385	271,155
Total assets	$9,206,393	$9,277,776

Index

	March 31, 2026	December 31, 2025
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$175,966	$214,454
Brokerage clients	1,988,367	1,936,726
AB mutual funds	1,348	305
Contingent consideration liability	8,647	8,605
Accounts payable and accrued expenses	294,746	381,211
Lease liabilities	528,667	518,578
Liabilities of consolidated company-sponsored investment funds	33,449	25,281
Accrued compensation and benefits	399,953	367,498
Debt	705,000	810,000
Total liabilities	4,136,143	4,262,658
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	255,651	178,967

Capital:
General Partner	48,989	48,694
Limited partners: 294,626,407 and 293,508,421 units issued and outstanding	4,946,323	4,916,978
Receivables from affiliates	(106)	(260)
AB Holding Units held for long-term incentive compensation plans	(118,043)	(72,869)
Accumulated other comprehensive (loss)	(63,646)	(57,389)
Partners’ capital attributable to AB Unitholders	4,813,517	4,835,154
Non-redeemable non-controlling interests in consolidated entities	1,082	997
Total capital	4,814,599	4,836,151
Total liabilities, non-controlling interest and capital	$9,206,393	$9,277,776

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Investment advisory and services fees	$915,214	$855,112
Distribution revenues	202,818	199,020
Dividend and interest income	30,470	34,350
Investment gains (losses)	31,059	(20,538)
Other revenues	35,170	30,180
Total revenues	1,214,731	1,098,124
Less: Broker-dealer related interest expense	13,005	17,517
Net revenues	1,201,726	1,080,607

Expenses:
Employee compensation and benefits	467,557	420,531
Promotion and servicing:
Distribution-related payments	196,596	200,659
Amortization of deferred sales commissions	21,495	20,161
Trade execution, marketing, T&E and other	40,517	36,513
General and administrative	130,391	147,935
Interest on borrowings	7,207	7,138
Amortization of intangible assets	11,163	11,301
Total expenses	874,926	844,238

Operating income	326,800	236,369

Income taxes	18,164	14,675

Net income	308,636	221,694

Net income of consolidated entities attributable to non-controlling interests	13,151	895

Net income attributable to AB Unitholders	$295,485	$220,799

Net income per AB Unit	$1.00	$0.75

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Net income	$308,636	$221,694
Other comprehensive (loss) income:
Foreign currency translation adjustments, before tax	(6,209)	10,749
Income tax (expense) benefit	(48)	55
Foreign currency translation adjustments, net of tax	(6,257)	10,804
Changes in employee benefit related items:
Amortization of prior service cost	—	611
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation	—	(22,898)
Changes in employee benefit related items	—	23,509
Income tax (expense)	—	(147)
Employee benefit related items, net of tax	—	23,362
Other comprehensive (loss) income	(6,257)	34,166
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	13,151	895
Comprehensive income attributable to AB Unitholders	$289,228	$254,965

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
General Partner’s Capital
Balance, beginning of period	$48,694	$49,519
Net income	2,955	2,208
Cash distributions to General Partner	(3,118)	(3,396)
Long-term incentive compensation plans activity	29	(7)
Issuance of AB Units, net	429	71
Balance, end of period	48,989	48,395
Limited Partners' Capital
Balance, beginning of period	4,916,978	4,999,616
Net income	292,530	218,591
Cash distributions to Unitholders	(308,596)	(336,231)
Long-term incentive compensation plans activity	2,982	(734)
Issuance of AB Units, net	42,429	7,006
Balance, end of period	4,946,323	4,888,248
Receivables from Affiliates
Balance, beginning of period	(260)	(2,893)
Long-term incentive compensation awards expense	404	246
Capital contributions (to) AB Holding	(250)	(764)
Balance, end of period	(106)	(3,411)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(72,869)	(62,366)
Purchases of AB Holding Units for long-term compensation plans, net	(7,411)	(29,475)
(Issuance) of AB Units, net	(42,916)	(7,232)
Long-term incentive compensation awards expense	8,402	7,308
Revaluation of AB Holding Units held in rabbi trust	(3,249)	396
Balance, end of period	(118,043)	(91,369)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(57,389)	(110,581)
Foreign currency translation adjustment, net of tax	(6,257)	10,804
Changes in employee benefit related items, net of tax	—	23,362
Balance, end of period	(63,646)	(76,415)
Total Partners' Capital attributable to AB Unitholders	4,813,517	4,765,448
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	997	1,348
Net income	16,822	1,144
Distributions to non-controlling interests, net	(16,737)	—
Contributions from non-controlling interest	—	12
Balance, end of period	1,082	2,504
Total Capital	$4,814,599	$4,767,952
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income	$308,636	$221,694

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	21,495	20,161
Non-cash long-term incentive compensation expense	8,807	7,554
Depreciation and other amortization	22,036	21,440
Unrealized (gains) losses on investments	(6,279)	4,758
(Gains) losses on equity method investments	(41,098)	6,073
Unrealized losses on investments of consolidated company-sponsored investment funds	11,275	1,744
Non-cash lease expense	20,169	17,305
Retirement plan loss	—	20,756
Retirement plan funding	—	(1,700)
Other, net	10,528	(4,227)
Changes in assets and liabilities:
Decrease (increase) in securities, segregated	147,677	(272,256)
(Increase) decrease in receivables	(21,232)	104,484
Decrease (increase) in investments	144,895	(29,238)
(Increase) in deferred sales commissions	(11,082)	(28,361)
(Increase) decrease in other assets	(23,230)	41,034
(Increase) in investments of consolidated company-sponsored investment funds	(80,266)	(202,080)
(Increase) decrease in other assets of consolidated company-sponsored investment funds	(3,554)	2,460
Increase in other liabilities of consolidated company-sponsored investment funds	8,168	17,182
Increase in payables	13,843	224,090
(Decrease) in accounts payable and accrued expenses	(86,412)	(12,042)
Increase in accrued compensation and benefits	33,570	3,877
Cash payments to relieve operating lease liabilities	(17,315)	(15,892)
Net cash provided by operating activities	460,631	148,816

Index

	Three Months Ended March 31,
	2026	2025
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(10,319)	(7,478)
Net cash (used in) investing activities	(10,319)	(7,478)

Cash flows from financing activities:
(Repayment of) proceeds from debt, net	(105,000)	30,000
Distributions to General Partner and Unitholders	(311,714)	(339,628)
Terminations of non-controlling interest in consolidated company-sponsored investment funds, net	63,533	152,272
Capital contributions (to) AB Holding	(493)	(1,109)
Purchases of AB Holding Units for long-term incentive compensation plan awards, net	(7,411)	(29,475)
Other, net	(3,266)	(2,730)
Net cash (used in) financing activities	(364,351)	(190,670)

Effect of exchange rate changes on cash and cash equivalents	(5,341)	12,823

Net increase (decrease) in cash and cash equivalents	80,620	(36,509)
Cash and cash equivalents as of beginning of the period	796,573	834,033
Cash and cash equivalents as of end of the period	$877,193	$797,524

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2026
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. These statements should be read in conjunction with AB’s audited consolidated financial statements included in AB’s Form 10-K for the year ended December 31, 2025.

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

Our high-quality, in-depth research is the foundation of our asset management and private wealth management businesses. AB’s research disciplines include economic, equity, fixed income and quantitative research. In addition, AB has expertise in multi-asset strategies, wealth management, environmental, social and corporate governance ("ESG"), and alternative investments.
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

Index

Organization

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of March 31, 2026, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	68.0%
AB Holding	31.4
Unaffiliated holders	0.6
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 68.0% economic interest in AB as of March 31, 2026.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed consolidated statement of financial condition as of December 31, 2025 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the SEC.

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

Reclassification

During 2026, amounts previously presented on the condensed consolidated statements of income as "contingent payment arrangements" are now presented as part of "amortization of intangible assets." Prior period amounts previously presented as such have been reclassified to conform to the current periods presentation.

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

3. Revenue Recognition

Revenues for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$849,182	$817,866
Performance-based fees	66,032	37,246
Distribution revenues
All-in-management fees	90,808	88,444
12b-1 fees	14,766	16,252
Other distribution fees	97,244	94,324
Other revenues
Shareholder servicing fees	24,188	16,642
JV related revenues	6,361	9,334
Other	4,065	3,763
	1,152,646	1,083,871
Not subject to contracts with customers:
Dividend and interest income, net of broker-dealer related interest expense	17,465	16,833
Investment gains (losses)	31,059	(20,538)
Other revenues	556	441
	49,080	(3,264)
Total net revenues	$1,201,726	$1,080,607

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

Index
AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

Repurchases of AB Holding Units for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	0.2	0.8
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$8.8	$30.5
Open Market Purchases of AB Holding Units Purchased (1)	0.1	0.7
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$4.7	$26.1
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2026 expired at the close of business on April 27, 2026. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first three months of 2026 and 2025, we awarded to employees and Eligible Directors 1.4 million and 1.0 million restricted AB Holding Unit awards, respectively. We use AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units for these awards.

5.     Net Income per Unit

Net income per Unit is derived by reducing net income for the 1.0% general partnership interest and dividing the remaining 99.0% by the weighted average number of limited partnership units outstanding for each period. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$295,485	$220,799

Weighted average limited partnership Units outstanding	293,729	292,187

Net income per AB Unit	$1.00	$0.75

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

On April 28, 2026, the General Partner declared a distribution of $0.90 per AB Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2026. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on May 21, 2026 to holders of record on May 8, 2026.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of March 31, 2026 and December 31, 2025, $350.1 million and $498.6 million, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	March 31, 2026	December 31, 2025
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$31,676	$35,212
Seed capital	146,205	176,545
Other	138	143
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	9,853	18,845
Seed capital	34,793	26,939
Equity method Investments:
Joint ventures	191,557	247,605
Other equity method investments	2,024	7,429
Time deposits	6,256	6,365
Other	10,941	11,930
Total investments	$433,443	$531,013

Total investments related to long-term incentive compensation obligations of $41.5 million and $54.1 million as of March 31, 2026 and December 31, 2025, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds and other private alternative investment vehicles. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of March 31, 2026 and December 31, 2025, our total seed capital investments were $340.1 million and $372.1 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

Investment in the joint venture on the condensed consolidated statement of financial condition is accounted for under the equity method of accounting.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net (losses) gains recognized during the period	$(2,245)	$(87)
Less: net gains recognized during the period on equity securities sold during the period	4,332	4,570
Unrealized (losses) gains recognized during the period on equity securities held	$(6,577)	$(4,657)

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

Index
The notional value and fair value as of March 31, 2026 and December 31, 2025 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
March 31, 2026:
Exchange-traded futures	$184,317	$3,645	$97
Currency forwards	80,275	8,110	5,276
Interest rate swaps	5,735	140	10
Credit default swaps	331,244	683	5,009
Total return swaps	151,692	2,280	3,633
Option swaps	50,193	4,860	84
Total derivatives	$803,456	$19,718	$14,109

December 31, 2025:
Exchange-traded futures	$200,332	$832	$366
Currency forwards	88,910	5,073	6,102
Interest rate swaps	7,185	181	12
Credit default swaps	371,581	864	10,551
Total return swaps	157,940	1,140	419
Option swaps	50,196	4,895	165
Total derivatives	$876,144	$12,985	$17,615

As of March 31, 2026 and December 31, 2025, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments for the three months ended March 31, 2026 and 2025 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Exchange-traded futures	$2,154	$258
Currency forwards	1,841	(655)
Interest rate swaps	(560)	(352)
Credit default swaps	1,531	434
Total return swaps	(2,735)	(11,417)
Option swaps	1,571	(1,044)
Net gains on derivative instruments	$3,802	$(12,776)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of March 31, 2026 and December 31, 2025, we held $6.8 million and $5.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Index
there is more than one derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for aggregate net settlement.

Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of March 31, 2026 and December 31, 2025, we delivered $13.0 million and $10.3 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of March 31, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral	Net Amount
	(in thousands)
March 31, 2026:
Securities borrowed	$1,311	$—	$1,311	$(1,311)	$—	$—
Derivatives	$19,718	$—	$19,718	$—	$(6,830)	$12,888
December 31, 2025:
Securities borrowed	$14,689	$—	$14,689	$(14,539)	$—	$150
Derivatives	$12,985	$—	$12,985	$—	$(5,547)	$7,438
Offsetting of liabilities as of March 31, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral	Net Amount
	(in thousands)
March 31, 2026:
Securities loaned	$2,236	$—	$2,236	$—	$(2,209)	$27
Derivatives	$14,109	$—	$14,109	$—	$(13,033)	$1,076
December 31, 2025:
Securities loaned	$51,488	$—	$51,488	$—	$(50,170)	$1,318
Derivatives	$17,615	$—	$17,615	$—	$(10,293)	$7,322

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Total
March 31, 2026:
Money markets	$111,611	$—	$—	$—	$111,611
Securities segregated (U.S. Treasury Bills)	—	350,133	—	—	350,133
Derivatives	3,645	16,073	—	—	19,718
Equity securities	123,492	54,368	123	36	178,019
Other investments	8,047	—	—	—	8,047
Total assets measured at fair value	$246,795	$420,574	$123	$36	$667,528

Derivatives	$97	$14,012	$—	$—	$14,109
Contingent payment arrangements	—	—	8,647	—	8,647
Total liabilities measured at fair value	$97	$14,012	$8,647	$—	$22,756

December 31, 2025:
Money markets	$175,029	$—	$—	$—	$175,029
Securities segregated (U.S. Treasury Bills)	—	498,649	—	—	498,649
Derivatives	832	12,153	—	—	12,985
Equity securities	145,217	66,519	127	37	211,900
Other investments	9,003	—	—	—	9,003
Total assets measured at fair value	$330,081	$577,321	$127	$37	$907,566

Derivatives	$366	$17,249	$—	$—	$17,615
Contingent payment arrangements	—	—	8,605	—	8,605
Total liabilities measured at fair value	$366	$17,249	$8,605	$—	$26,220

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
During the three months ended March 31, 2026 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance as of beginning of period	$127	$121
Unrealized (losses), net	(4)	(2)
Balance as of end of period	$123	$119

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance as of beginning of period	$8,605	$9,385
Accretion	42	64
Payments	—	(971)
Balance as of end of period	$8,647	$8,478

As of March 31, 2026, the expected revenue growth rates ranged from 2.0% to 8.0%, with a weighted average of 4.9%, calculated using cumulative revenues and range of revenue growth rates and a discount rate of 1.9%. As of March 31, 2025, the expected revenue growth rates ranged from 2.0% to 13.3%, with a weighted average of 6.8%, calculated using cumulative revenues and a range of revenue growth rates and a discount rate of 1.9%.

Index
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the three months ended March 31, 2026 or during the year ended December 31, 2025.

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

Commitments

During the fourth quarter of 2024, we entered into a non-exclusive partnership with Reinsurance Group of America, Incorporated (“RGA”) under which we committed to invest $100.0 million in a reinsurance sidecar vehicle sponsored by RGA and focused on the U.S. asset-intensive reinsurance market. AB will manage private alternative assets for RGA’s general account as part of a separate transaction. As of March 31, 2026, we have funded $0.1 million of this commitment.
During the third quarter of 2025, we entered into a non-exclusive partnership with Carlyle Investment Management L.L.C. (the "Asset Management Sponsor") and Fortitude International Ltd. (the "Insurance Sponsor/and or their respective affiliates"), and together (the "Sponsors") under which we committed to invest $100.0 million in a reinsurance sidecar vehicle Carlyle FCA Re, L.P. (the "FCA Re Sidecar'"). The FCA Re Sidecar is focused on reinsuring life and annuity liabilities in Asia. AB will manage private alternative assets for the Insurance Sponsor as part of a separate transaction. As of March 31, 2026, we have not funded any of this commitment.

13.     Leases

We lease office space, furniture and office equipment under various operating and financing leases. Our current leases have remaining lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
Leases included in the condensed consolidated statement of financial condition as of March 31, 2026 and December 31, 2025 were as follows:

Index

	Classification	March 31, 2026	December 31, 2025
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$458,452	$448,177
Operating lease liabilities	Lease liabilities	521,373	511,308

Finance Leases
Property and equipment, gross	Right-of-use assets	19,979	21,070
Amortization of right-of-use assets	Right-of-use assets	(12,703)	(14,259)
Property and equipment, net		7,276	6,811
Finance lease liabilities	Lease liabilities	7,294	7,270
The components of lease expense included in the condensed consolidated statement of income as of March 31, 2026 and March 31, 2025 were as follows:

		Three Months Ended March 31,
	Classification	2026	2025
		(in thousands)
Operating lease cost	General and administrative	$17,080	$16,012
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,209	1,139
Interest on lease liabilities	Interest expense	87	69
Total finance lease cost		1,296	1,208
Variable lease cost (1)	General and administrative	3,788	3,286
Sublease income	General and administrative	(1,096)	(527)
Net lease cost		$21,068	$19,979
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
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2026 (excluding the three months ended March 31, 2026)	$44,802	$2,962	$47,764
2027	65,543	2,685	68,228
2028	59,966	1,365	61,331
2029	56,839	495	57,334
2030	55,736	211	55,947
Thereafter	440,663	—	440,663
Total lease payments	723,549	7,718	731,267
Less interest	(202,176)	(424)
Present value of lease liabilities	$521,373	$7,294

Index

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	13.20
Finance leases	2.31
Weighted average discount rate:
Operating leases	4.64%
Finance leases	4.70%
Supplemental non-cash activity related to leases was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	—	77
Finance leases	623	—
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
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	March 31, 2026			December 31, 2025
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$20,007	$262	$20,269	$17,617	$109	$17,726
Investments	373,576	25,949	399,525	304,035	26,499	330,534
Other assets	28,374	300	28,674	24,778	342	25,120
Total assets	$421,957	$26,511	$448,468	$346,430	$26,950	$373,380

Liabilities	$33,369	$80	$33,449	$25,132	$149	$25,281
Redeemable non-controlling interest	245,937	9,714	255,651	169,091	9,876	178,967
Partners' capital attributable to AB Unitholders	142,651	16,717	159,368	152,207	16,925	169,132
Total liabilities, redeemable non-controlling interest and partners' capital	$421,957	$26,511	$448,468	$346,430	$26,950	$373,380
During the three-month period ended March 31, 2026, we deconsolidated one fund in which we had a seed investment of approximately $4.5 million as of December 31, 2025, due to no longer having a controlling financial interest.

Index
Changes in the redeemable non-controlling interest balance during the three-month period ended March 31, 2026 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2025	$178,967
Deconsolidated funds	(1,729)
Changes in third-party seed investments in consolidated funds	78,413
Redeemable non-controlling interest as of March 31, 2026	$255,651

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	Level 1	Level 2	Total
March 31, 2026:
Investments - VIEs	$29,262	$344,314	$373,576
Investments - VOEs	265	25,684	25,949
Derivatives - VIEs	348	21,263	21,611
Total assets measured at fair value	$29,875	$391,261	$421,136

Derivatives - VIEs	$326	$24,733	$25,059
Total liabilities measured at fair value	$326	$24,733	$25,059

December 31, 2025:
Investments - VIEs	$22,477	$271,558	$294,035
Investments - VOEs	225	26,274	26,499
Derivatives - VIEs	70	20,007	20,077
Total assets measured at fair value	$22,772	$317,839	$340,611

Derivatives - VIEs	$112	$19,972	$20,084
Total liabilities measured at fair value	$112	$19,972	$20,084

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

There were no Level 3 financial instruments carried at fair value within the consolidated company-sponsored investment funds during the three months ended March 31, 2026 and 2025, respectively.
Derivative Instruments
As of March 31, 2026 and December 31, 2025, the VIEs held $3.4 million and zero net liabilities, respectively, of futures, forwards and swaps within their portfolios. For the three months ended March 31, 2026 and March 31, 2025, we recognized $4.6 million and $0.1 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of March 31, 2026 and December 31, 2025, the VIEs held $0.1 million and zero, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.

Index
As of March 31, 2026 and December 31, 2025, the VIEs delivered $3.6 million and $0.5 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of March 31, 2026 and December 31, 2025, the VOEs held zero futures, forwards, options or swaps within their portfolios. For the three months ended March 31, 2026 and March 31, 2025, we recognized no gains or losses on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed statements of income.
As of March 31, 2026 and December 31, 2025, the VOEs held no cash collateral payable to trade counterparties.
As of March 31, 2026 and December 31, 2025, the VOEs delivered no cash collateral in brokerage accounts.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of March 31, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2026:
Derivatives - VIEs	$21,611	$—	$21,611	$—	$(100)	$21,511
December 31, 2025:
Derivatives - VIEs	$20,077	$—	$20,077	$—	$—	$20,077

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of March 31, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2026:
Derivatives - VIEs	$25,059	$—	$25,059	$—	$(3,609)	$21,450
December 31, 2025:
Derivatives - VIEs	$20,084	$—	$20,084	$—	$(492)	$19,592

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of March 31, 2026, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $50.8 billion; our maximum risk of loss is our investment of $46.1 million and our advisory fee receivables from these VIEs is $86.4 million. As of December 31, 2025, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $51.3 billion; our maximum risk of loss is our investment of $40.4 million and our advisory fees receivable from these VIEs are $105.1 million.

Index
15.     Units Outstanding

Changes in AB Units outstanding during the three-month period ended March 31, 2026 were as follows:

Outstanding as of December 31, 2025	293,508,421
Units issued	1,246,679
Units retired (1)	(128,693)
Outstanding as of March 31, 2026	294,626,407
(1) During the three months ended March 31, 2026, we purchased 1,500 AB Units in private transactions and retired them.

16.     Debt

Credit Facility
AB has an $800.0 million committed, unsecured senior revolving credit facility (the "Credit Facility") with a group of commercial banks and other lenders. The Credit Facility has a maturity date to August 5, 2030. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB business purposes, including the support of AB’s commercial paper program. Management may draw on the Credit Facility from time to time.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2026, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency-related or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of March 31, 2026 and December 31, 2025, we had no amounts outstanding under the Credit Facility. Furthermore, during the first three months of 2026 and the full year 2025, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of March 31, 2026, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of March 31, 2026 and December 31, 2025, AB had $705.0 million and $810.0 million outstanding under the EQH Facility, with interest rates of approximately 3.6% and 3.7%, respectively. Average daily borrowings on the EQH Facility

Index
for the first three months of 2026 and the full year 2025 were $521.1 million and $392.2 million, respectively, with weighted average interest rates of approximately 3.6% and 4.2%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of March 31, 2026, we were in compliance with these covenants. As of March 31, 2026 and December 31, 2025 we had no amounts outstanding on the EQH Uncommitted Facility. During the first three months of 2026 and full year 2025, we did not draw upon the EQH Uncommitted Facility.

Commercial Paper
As of both March 31, 2026 and December 31, 2025 we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first three months of 2026 and full year 2025 were $187.0 million and $199.5 million, respectively, with weighted average interest rates of approximately 3.8% and 4.4%, respectively.

SCB Lines of Credit
SCB LLC had three uncommitted lines of credit with with three financial institutions, two of these lines of credit allowed SCB LLC to borrow up to an aggregate of $150 milion. One of these lines of credit was terminated March 20, 2026. As of March 31, 2026 SCB LLC has two uncommitted lines of credit with two financial institutions. One of these lines of credit permits SCB LLC to borrow up to an aggregate of approximately $100.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations of SCB LLC under these lines of credit. As of March 31, 2026 and December 31, 2025, SCB LLC had no outstanding balance on these lines of credit. Furthermore, during the first three months of 2026 SCB LLC did not draw upon these lines of credit. Average daily borrowings on these lines of credit during the full year 2025 were $0.5 million with a weighted average interest rate of approximately 7.3%.

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

Enterprise-wide disclosures as of and for the three months ended March 31, 2026 and 2025 were as follows:

Index

Services
Net revenues derived from our investment management, research and related services for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Institutions(1)	$214,593	$172,005
Retail(1)	613,866	599,972
Private Wealth Management(1)	313,761	298,797
Other	72,511	27,350
Total revenues	1,214,731	1,098,124
Less: Broker-dealer related Interest expense	13,005	17,517
Net revenues	$1,201,726	$1,080,607
(1) Institutions, Retail and Private Wealth management revenues by channel include investment advisory base fees, performance-based fees, distribution revenues and shareholder servicing fees by channel.

Our AllianceBernstein U.S. Growth Stock, an open-end fund incorporated in Japan, generated approximately 11% and 12% of our net revenues for the three months ended March 31, 2026 and 2025, respectively.

Geographic Information
Net revenues related to our U.S. and international operations, for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net revenues:
United States	$708,132	$628,369
International:
Luxembourg	265,179	264,193
Japan	135,704	139,829
Other International	92,711	48,216
Total International	493,594	452,238
Total	$1,201,726	$1,080,607
Long-lived assets related to our U.S. and international operations, as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Long-lived assets:
United States	$4,106,613	$4,184,662
International	48,482	55,929
Total	$4,155,095	$4,240,591

Major Customers

No single customer or individual client accounted for more than 10% of our total revenues for the three months ended March 31, 2026 and 2025.

Index
18. Divestitures

On April 1, 2024 (the "Initial Close") AB and Societe Generale ("SocGen") formed a global joint venture with two joint venture holding companies, one outside of North America ( the "ROW JV") and one within North America ("NA JV", and together the "JVs"). As of December 31, 2025, AB owned a 66.7% majority interest in the NA JV while SocGen owned a 51% majority interest in the ROW JV.

As a result of the greater value of the business AB contributed to the JVs at the Initial Close, SocGen paid AB $304.0 million in cash to equalize the value of the contributions by AB and SocGen to the JVs. The cash payment of $304.0 million included $102.6 million of prepaid consideration for an option, exercisable by AB during the following five years from the Initial Close, that would result in SocGen having a 51% ownership of the NA JV (the "AB option").

On January 1, 2026 AB entered into an Amended and Restated Shareholder agreement with SocGen, (the "Amendment Agreement") and exercised the AB option to deliver a 17.7% interest in the NA JV to SocGen resulting in AB owning a 49% interest in the NA JV and SocGen having a majority interest of 51% in the NA JV. The prepaid consideration received was in excess of the carrying value of the 17.7% equity in the NA JV resulting in a gain of $48.4 million recognized in the first quarter of 2026.
Subsequent to the Amendment Agreement, on January 1, 2026, AB entered into a Contribution Agreement (the "Contribution Agreement") with SocGen. Prior to the Contribution Agreement, SocGen and AB had a 51% and 49% interest in both JVs, respectively. Under the Contribution Agreement, AB contributed its 49% interest in NA JV, and SocGen contributed its 51% interest in NA JV, for an equal interest in newly issued shares of ROW JV resulting in a single JV comprised of the operations and interest of both JVs (the "AB/SG JV"). AB maintains its additional option to sell its ownership interests in the AB/SG JV to SocGen after five years from the Initial Close, at the fair market value of AB’s interests in the AB/SG JV, subject to regulatory approval.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of March 31, 2026 were $838.6 billion, down $28.3 billion, or 3.3%, compared to December 31, 2025, and up $54.1 billion, or 6.9%, compared to March 31, 2025. During the first quarter of 2026 AUM decreased due to market depreciation of $21.2 billion and net outflows of $7.1 billion (Retail net outflows of $5.8 billion and Institutional net outflows of $1.9 billion, offset by Private Wealth net inflows of $0.6 billion).

Institutional AUM decreased $6.5 billion, or 1.8%, to $347.7 billion during the first quarter of 2026, primarily due to market depreciation of $5.0 billion and net outflows of $1.9 billion. Gross sales increased sequentially from $4.5 billion during the fourth quarter of 2025 to $5.6 billion during the first quarter of 2026. Redemptions and terminations decreased sequentially from $3.6 billion to $3.2 billion.

Retail AUM decreased $20.9 billion, or 5.9%, to $335.5 billion during the first quarter of 2026, primarily due to market depreciation of $14.7 billion and net outflows of $5.8 billion. Gross sales increased sequentially from $22.5 billion during the fourth quarter of 2025 to $23.1 billion during the first quarter of 2026. Redemptions and terminations increased sequentially from $23.0 billion to $26.3 billion.

Private Wealth AUM decreased $0.9 billion, or 0.6%, to $155.4 billion during the first quarter of 2026, due to market depreciation of $1.5 billion, offset by net inflows of $0.6 billion. Gross sales increased sequentially from $6.7 billion during the fourth quarter of 2025 to $6.9 billion during the first quarter of 2026. Redemptions and terminations increased sequentially from $6.0 billion to $6.3 billion.

Net revenues of $1.2 billion for the first quarter of 2026 increased $121.1 million, or 11.2%, compared to the first quarter of 2025. The increase was primarily due to investment gains compared to losses in the corresponding 2025 period primarily resulting from a gain of $48.4 million related to the exercise of the AB Option as discussed below, higher investment advisory base fees of $31.3 million, higher performance-based fees of $28.8 million and higher other revenues of $5.0 million.

Operating expenses for the first quarter of 2026 increased $30.7 million, or 3.6%, to $874.9 million from $844.2 million in the first quarter of 2025. The increase is primarily due to higher employee compensation and benefits expense of $47.0 million, partially offset by lower general and administrative expense of $17.5 million.

Index
Operating income increased $90.4 million, or 38.3%, to $326.8 million from $236.4 million in the first quarter of 2025 and our operating margin increased to 26.1% in the first quarter of 2026 from 21.8% in the first quarter of 2025.

Market Environment

U.S. Equities
U.S. equity markets were volatile in the first quarter of 2026, as the S&P 500 Index declined 4.3%, while small‑cap stocks proved more resilient as the Russell 2000 returned 0.9%. The quarter began constructively, but sentiment reversed as concerns intensified around private credit, AI‑related concerns, and escalating geopolitical tensions. Disruptions to oil flows through the Strait of Hormuz drove energy prices sharply higher, increasing uncertainty around inflation and the global growth outlook. These developments triggered a pronounced rotation, with value outperforming growth as sector leadership shifted meaningfully. Energy was the standout performer for the quarter, while materials and utilities also outperformed. In contrast, financials were pressured by heightened concerns over potential credit stress, and information technology declined as software stocks sold off. The evolving AI narrative further widened performance dispersion within technology, as investors differentiated between perceived long‑term beneficiaries and companies facing competitive disruption. Softer labor market data, combined with higher energy prices, weighed on the consumer discretionary sector.

Global and Non-U.S. Equities
International equities reversed earlier quarterly gains and prior outperformance versus the U.S., while the MSCI World ex‑USA Index declined 0.8% (gross, USD terms) in the first quarter of 2026. Performance weakened sharply in March following the outbreak of hostilities in the Middle East, as higher oil prices and supply disruptions weighed on global growth expectations. Eurozone equities declined amid renewed inflation concerns and policy uncertainty. Interest rates were held steady at the March meeting, though the European Central Bank President indicated that rates could be raised if higher energy prices threatened to reaccelerate inflation. U.K. equities delivered positive returns, with the MSCI U.K. Index advancing 2.0% (gross, USD terms). Gains were supported by the market’s relatively high exposure to energy stocks and a weaker pound, which benefited export‑oriented large‑cap companies. Japanese equities also posted modest gains, led by a strong rally in February following a decisive LDP victory in the House of Representatives election, which bolstered expectations for political stability and pro‑growth policy continuity. Emerging market equities were slightly negative in the first quarter of 2026 but outperformed developed peers. Performance was supported by technology‑heavy markets such as Korea and Taiwan, alongside strength in several Latin American countries. India underperformed amid a weaker rupee and rising energy costs, while Chinese equities declined as slow domestic growth and softer export demand continued to weigh on sentiment.

Global Bonds
Global government bond markets posted negative returns in the first quarter of 2026, as heightened geopolitical tensions, rising energy prices, and shifting policy expectations pushed yields higher across most developed markets. The Bloomberg Global Aggregate Bond Index declined 1.1% (total return, unhedged USD) during the quarter. While performance diverged by region, U.S. Treasuries proved more resilient than other major markets, where yields rose more sharply amid renewed inflation concerns. U.S. monetary policy remained on hold, with the Federal Reserve maintaining its policy rate at 3.5%–3.75%. Escalating geopolitical developments disrupted energy markets late in the quarter, driving oil prices higher and prompting a reassessment of inflation risks that contributed to a broad sell‑off in government bonds during March. Credit markets were mixed, with investment‑grade and high‑yield corporates posting modest declines overall. U.S. corporate bonds outperformed eurozone peers, while securitized assets were relatively resilient, supported by carry and higher‑quality structures.

Relationship with EQH and its Subsidiaries

Permanent Capital Deployment
EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. In mid-2021, Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), agreed to provide an initial $10 billion in permanent capital to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of the initial $10 billion in permanent capital is now complete. During the second quarter of 2023, EQH committed to provide an additional $10 billion in permanent capital, deployment of which is now also complete. We expect this capital from EQH's insurance subsidiaries will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders.

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

Index
have no binding commitment to do so. While the withdrawal of their commitment could potentially slow down our introduction of certain products, the impact to our overall operations would not be material.

Equitable and Corebridge Merger
On March 26, 2026, Equitable Holdings, Inc. and Corebridge Financial, Inc. entered into a Merger Agreement to combine their businesses. Through a series of transactions, both Equitable and Corebridge will continue to operate as direct, wholly-owned subsidiaries of a newly formed parent holding company ("HoldCo"). Upon closing, HoldCo will become the ultimate parent entity, to be renamed "Equitable Holdings, Inc.," and its common stock will trade on the NYSE. Upon completion of the transaction, Corebridge stockholders are expected to own approximately 51% of HoldCo, with Equitable stockholders owning approximately 49%, and the 14-member board of directors of HoldCo will include seven directors designated by Corebridge and seven directors designated by Equitable Holdings. No changes to AB’s Executive leadership, senior management, operating model, or ownership structure are anticipated as a result of this transaction.

The completion of the merger remains subject to customary closing conditions, including the receipt of required regulatory approvals and approval of shareholders of both Corebridge and EQH.

Additionally, as part of this strategic merger, AB is expected to benefit from a substantial increase in assets under management over time, with an estimated $100 billion in assets anticipated to be transferred to AB. Notably, AB will have the opportunity to manage a larger pool of general account insurance assets and to collaborate closely on Retirement solutions, particularly leveraging AB’s industry-leading Lifetime Income platform.

Joint Venture with Societe Generale

On April 1, 2024 (the "Initial Close") AB and Societe Generale ("SocGen") formed a global joint venture with two joint venture holding companies, one outside of North America ( the "ROW JV") and one within North America ("NA JV", and together the "JVs"). As of December 31, 2025, AB owned a 66.7% majority interest in the NA JV while SocGen owned a 51% majority interest in the ROW JV.

As a result of the greater value of the business AB contributed to the JVs at the Initial Close, SocGen paid AB $304.0 million in cash to equalize the value of the contributions by AB and SocGen to the JVs. The cash payment of $304.0 million included $102.6 million of prepaid consideration for an option, exercisable by AB during the following five years from the Initial Close, that would result in SocGen having a 51% ownership of the NA JV (the "AB option").

On January 1, 2026 AB entered into an Amended and Restated Shareholder agreement with SocGen, (the "Amendment Agreement") and exercised the AB option to deliver a 17.7% interest in the NA JV to SocGen resulting in AB owning a 49% interest in the NA JV and SocGen having a majority interest of 51% in the NA JV. The prepaid consideration received was in excess of the carrying value of the 17.7% equity in the NA JV resulting in a gain of $48.4 million recognized in the first quarter of 2026.
Subsequent to the Amendment Agreement, on January 1, 2026, AB entered into a Contribution Agreement (the "Contribution Agreement") with SocGen. Prior to the Contribution Agreement, SocGen and AB had a 51% and 49% interest in both JVs, respectively. Under the Contribution Agreement, AB contributed its 49% interest in NA JV, and SocGen contributed its 51% interest in NA JV, for an equal interest in newly issued shares of ROW JV resulting in a single JV comprised of the operations and interest of both JVs (the "AB/SG JV"). AB maintains its additional option to sell its ownership interests in the AB/SG JV to SocGen after five years from the Initial Close, at the fair market value of AB’s interests in the AB/SG JV, subject to regulatory approval.

Index
Assets Under Management

Assets under management by distribution channel are as follows:

	As of March 31,
	2026	2025	$ Change	% Change
	(in billions)

Institutions	$347.7	$324.1	$23.6	7.3%
Retail	335.5	324.1	11.4	3.5
Private Wealth	155.4	136.3	19.1	14.0
Total	$838.6	$784.5	$54.1	6.9%

Assets under management by investment service are as follows:

	As of March 31,
	2026	2025	$ Change	% Change
	(in billions)
Equity
Actively Managed	$252.5	$249.0	$3.5	1.4%
Passively Managed(1)	74.7	65.8	8.9	13.6
Total Equity	327.2	314.8	12.4	4.0

Fixed Income
Actively Managed
Taxable	209.7	211.6	(1.9)	(0.9)
Tax–exempt	93.9	78.4	15.5	19.9
	303.6	290.0	13.6	4.7
Passively Managed(1)	9.4	10.1	(0.7)	(7.7)
Total Fixed Income	313.0	300.1	12.9	4.3

Alternatives/Multi-Asset Solutions(2)
Actively Managed	183.9	158.5	25.4	16.1
Passively Managed(1)	14.5	11.1	3.4	30.3
Total Alternatives/Multi-Asset Solutions	198.4	169.6	28.8	17.0
Total	$838.6	$784.5	$54.1	6.9%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Changes in assets under management for the three-month and twelve-month periods ended March 31, 2026 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of December 31, 2025	$354.2	$356.4	$156.3	$866.9
Long-term flows:
Sales/new accounts	5.6	23.1	6.9	35.6
Redemptions/terminations	(3.2)	(26.3)	(6.3)	(35.8)
Cash flow/unreinvested dividends	(4.3)	(2.6)	—	(6.9)
Net long-term (outflows) inflows	(1.9)	(5.8)	0.6	(7.1)
Transfers	0.4	(0.4)	—	—
Market (depreciation)	(5.0)	(14.7)	(1.5)	(21.2)
Net change	(6.5)	(20.9)	(0.9)	(28.3)
Balance as of March 31, 2026	$347.7	$335.5	$155.4	$838.6

Balance as of March 31, 2025	$324.1	$324.1	$136.3	$784.5
Long-term flows:
Sales/new accounts	27.7	87.7	24.2	139.6
Redemptions/terminations	(13.3)	(91.6)	(22.0)	(126.9)
Cash flow/unreinvested dividends	(21.6)	(11.9)	—	(33.5)
Net long-term (outflows) inflows	(7.2)	(15.8)	2.2	(20.8)
Transfers	0.5	(0.5)	—	—
Market appreciation	30.3	27.7	16.9	74.9
Net change	23.6	11.4	19.1	54.1
Balance as of March 31, 2026	$347.7	$335.5	$155.4	$838.6

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2025	$278.0	$78.3	$213.1	$90.8	$9.7	$197.0	$866.9
Long-term flows:
Sales/new accounts	11.9	0.5	10.4	7.1	—	5.7	35.6
Redemptions/terminations	(17.6)	(0.6)	(11.9)	(3.7)	(0.1)	(1.9)	(35.8)
Cash flow/unreinvested dividends	(5.2)	(0.8)	(0.2)	(0.1)	(0.2)	(0.4)	(6.9)
Net long-term (outflows) inflows	(10.9)	(0.9)	(1.7)	3.3	(0.3)	3.4	(7.1)
Market (depreciation)	(14.6)	(2.7)	(1.7)	(0.2)	—	(2.0)	(21.2)
Net change	(25.5)	(3.6)	(3.4)	3.1	(0.3)	1.4	(28.3)
Balance as of March 31, 2026	$252.5	$74.7	$209.7	$93.9	$9.4	$198.4	$838.6

Balance as of March 31, 2025	$249.0	$65.8	$211.6	$78.4	$10.1	$169.6	$784.5
Long-term flows:
Sales/new accounts	42.9	4.5	43.9	27.8	0.2	20.3	139.6
Redemptions/terminations	(59.4)	(3.4)	(41.6)	(15.6)	(0.7)	(6.2)	(126.9)
Cash flow/unreinvested dividends	(14.4)	(3.7)	(11.7)	0.3	(0.6)	(3.4)	(33.5)
Net long-term (outflows) inflows	(30.9)	(2.6)	(9.4)	12.5	(1.1)	10.7	(20.8)
Transfers	0.5	(0.5)	—	—	—	—	—
Market appreciation	33.9	12.0	7.5	3.0	0.4	18.1	74.9
Net change	3.5	8.9	(1.9)	15.5	(0.7)	28.8	54.1
Balance as of March 31, 2026	$252.5	$74.7	$209.7	$93.9	$9.4	$198.4	$838.6

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month and twelve-month periods ended March 31, 2026 are as follows:

	Periods Ended March 31, 2026
	Three-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(10.9)	$(30.9)
Fixed Income	1.6	3.1
Alternatives/Multi-Asset Solutions	3.0	9.5
Total Actively Managed	(6.3)	(18.3)

Passively Managed
Equity	(0.9)	(2.6)
Fixed Income	(0.3)	(1.1)
Alternatives/Multi-Asset Solutions	0.4	1.2
Total Passively Managed	(0.8)	(2.5)
Total net long-term inflows (outflows)	$(7.1)	$(20.8)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in billions)
Distribution Channel:
Institutions	$355.7	$325.2	$30.5	9.4%
Retail	351.2	334.4	16.8	5.0
Private Wealth	158.1	137.9	20.2	14.6
Total	$865.0	$797.5	$67.5	8.5%
Investment Service:
Equity Actively Managed	$271.5	$261.8	$9.7	3.7%
Equity Passively Managed(1)	78.0	68.4	9.6	13.9
Fixed Income Actively Managed – Taxable	212.9	211.5	1.4	0.7
Fixed Income Actively Managed – Tax-exempt	93.0	77.7	15.3	19.7
Fixed Income Passively Managed(1)	9.6	10.3	(0.7)	(6.5)
Alternatives/Multi-Asset Solutions(2)	200.0	167.8	32.2	19.2
Total	$865.0	$797.5	$67.5	8.5%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity of fixed income services.

Our Institutional channel first quarter average AUM of $355.7 billion increased $30.5 billion, or 9.4%, compared to the first quarter of 2025, while Institutional channel first quarter ending AUM increased $23.6 billion, or 7.3%, to $347.7 billion from March 31, 2025. The $23.6 billion increase in AUM resulted primarily from market appreciation of $30.3 billion, offset by net outflows of $7.2 billion from March 31, 2025.

Index

Our Retail channel first quarter average AUM of $351.2 billion increased $16.8 billion, or 5.0%, compared to the first quarter of 2025, while Retail channel first quarter ending AUM increased $11.4 billion, or 3.5%, to $335.5 billion from March 31, 2025. The $11.4 billion increase resulted primarily from market appreciation of $27.7 billion, offset by net outflows of $15.8 billion from March 31, 2025.

Our Private Wealth channel first quarter average AUM of $158.1 billion increased $20.2 billion, or 14.6%, compared to the first quarter of 2025, while Private Wealth channel first quarter ending AUM increased $19.1 billion, or 14.0%, to $155.4 billion from March 31, 2025. The $19.1 billion increase resulted from market appreciation of $16.9 billion and net inflows of $2.2 billion from March 31, 2025.

Absolute investment composite returns, gross of fees, and relative performance as of March 31, 2026 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Income (fixed income)
Absolute return	5.19%	6.37%	2.23%
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.84	2.74	1.91
High Income (fixed income)
Absolute return	7.17	9.70	4.85
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(0.63)	(0.37)	0.21
Global Plus - Hedged (fixed income)
Absolute return	3.51	4.10	0.95
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.02	0.03	0.14
Intermediate Municipal Bonds (fixed income)
Absolute return	4.48	3.67	1.85
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.70	0.58	0.57
U.S. Core Fixed Income (fixed income)
Absolute return	4.73	4.11	0.70
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.38	0.48	0.39
Emerging Market Debt (fixed income)
Absolute return	9.96	10.33	3.09
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.37	1.72	0.59
Sustainable Global Thematic
Absolute return	5.40	5.35	1.78
Relative return (vs. MSCI ACWI Index)	(14.61)	(11.23)	(7.71)
International Strategic Core Equity
Absolute return	16.49	14.97	9.10
Relative return (vs. MSCI EAFE Index)	(4.78)	1.35	1.19
U.S. Small & Mid Cap Value
Absolute return	13.57	11.05	6.09
Relative return (vs. Russell 2500 Value Index)	(11.86)	(3.41)	(1.55)
U.S. Large Cap Value
Absolute return	20.94	17.26	12.19
Relative return (vs. Russell 1000 Value Index)	5.07	2.96	2.76
U.S. Small Cap Growth
Absolute return	20.18	10.19	(0.56)
Relative return (vs. Russell 2000 Growth Index)	(3.39)	(2.07)	(2.18)

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Large Cap Growth
Absolute return	10.86	16.03	9.87
Relative return (vs. Russell 1000 Growth Index)	(7.95)	(5.15)	(2.89)
U.S. Small & Mid Cap Growth
Absolute return	19.22	11.14	0.93
Relative return (vs. Russell 2500 Growth Index)	(0.09)	0.53	(0.81)
Concentrated U.S. Growth
Absolute return	0.06	7.37	4.14
Relative return (vs. S&P 500 Index)	(17.75)	(10.95)	(7.93)
Select U.S. Equity
Absolute return	17.23	19.62	13.09
Relative return (vs. S&P 500 Index)	(0.57)	1.30	1.03
Strategic Equities
Absolute return	16.03	16.97	10.66
Relative return (vs. Russell 3000 Index)	(2.05)	(0.89)	(0.21)
Global Core Equity
Absolute return	8.20	10.74	5.83
Relative return (vs. MSCI ACWI Index)	(11.81)	(5.84)	(3.66)
U.S. Strategic Core Equity
Absolute return	7.43	14.52	11.08
Relative return (vs. S&P 500 Index)	(10.37)	(3.80)	(0.99)
Select U.S. Equity Long/Short
Absolute return	10.34	13.86	9.04
Relative return (vs. S&P 500 Index)	(7.46)	(4.45)	(3.02)
Global Strategic Core Equity
Absolute return	6.42	14.27	10.95
Relative return (vs. MSCI World Index - Hedged)	(12.14)	(3.28)	(0.69)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,201,726	$1,080,607	$121,119	11.2%
Expenses	874,926	844,238	30,688	3.6
Operating income	326,800	236,369	90,431	38.3
Income taxes	18,164	14,675	3,489	23.8
Net income	308,636	221,694	86,942	39.2
Net income of consolidated entities attributable to non-controlling interests	13,151	895	12,256	n/m
Net income attributable to AB Unitholders	$295,485	$220,799	$74,686	33.8%

Distributions per AB Unit	$0.90	$0.88	$0.02	2.3%

Operating margin (1)	26.1%	21.8%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended March 31, 2026 increased $74.7 million, or 33.8%, from the three months ended March 31, 2025. The increase primarily is due to (in millions):

Higher investment gains(2)	$51.6
Higher investment advisory base fees	31.3
Higher performance-based fees	28.8
Lower general and administrative expense	17.5
Higher other revenue	5.0
Higher employee compensation and benefits expense	(47.0)
Higher net income of consolidated entities attributable to non-controlling interest	(12.3)
Other	(0.2)
$74.7

(2)During the first quarter of 2026, we recognized a gain of $48.4 million related to the exercise of the AB option as discussed above under Joint Venture with Societe Generale in this Item 2.

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2026 expired at the close of business on April 27, 2026. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,201,726	$1,080,607
Adjustments:
Distribution-related adjustments:
Distribution revenues	(202,818)	(199,020)
Investment advisory services fees	(15,274)	(21,796)
Pass-through adjustments:
Investment advisory services fees	(14,816)	(12,756)
Other revenues	(15,686)	(15,835)
Impact of consolidated company-sponsored investment funds	3,500	85
Acquisition related investment advisory and services fees	(42,990)	—
Incentive compensation-related items	485	856
Equity (gain) loss on JV	(48,396)	6,073
Loss on other equity method investments	5,404	—
Adjusted net revenues	$871,135	$838,214

Index

	Three Months Ended March 31,
	2026	2025

Operating income, US GAAP basis	$326,800	$236,369
Adjustments:
Incentive compensation-related items	146	258
EQH award compensation	405	246
Retirement plan settlement loss	—	20,756
Acquisition-related expenses	12,765	12,803
Equity (gain) loss on JVs	(48,396)	6,073
Loss on other equity method investments	5,404	—
Total of non-GAAP adjustments before interest on borrowings	(29,676)	40,136
Interest on borrowings	7,207	7,138
Sub-total of non-GAAP adjustments	(22,469)	47,274
Less: Net income of consolidated entities attributable to non-controlling interests	13,151	895
Adjusted operating income	291,180	282,748
Less: Interest on borrowings	7,207	7,138
Adjusted pre-tax income	283,973	275,610
Less: Adjusted income taxes	15,784	17,115
Adjusted net income	$268,189	$258,495

Net income per AB Unit, GAAP basis	$1.00	$0.75
Impact of non-GAAP adjustments	(0.10)	0.13
Adjusted net income per AB Unit	$0.90	$0.88

Operating margin, GAAP basis	26.1%	21.8%
Impact of non-GAAP adjustments	7.3	11.9
Adjusted operating margin	33.4%	33.7%

Adjusted operating income for the three months ended March 31, 2026 increased $8.4 million, or 3.0%, from the three months ended March 31, 2025, primarily due to higher investment advisory base fees of $37.5 million and lower investment losses of $6.8 million, partially offset by higher employee compensation and benefits expense of $17.9 million, lower performance-based fees of $16.2 million and higher general and administrative expense of $5.1 million.

Adjusted Net Revenues
Net Revenue, as adjusted, excludes all of the company's distribution revenues, which are recorded as a separate line item on the consolidated statement of income, as well as a portion of investment advisory services fees received that is used to pay distribution and servicing costs. For certain products, based on the distinct arrangements, certain distribution fees are collected by us and passed through to third-party client intermediaries, while for certain other products, we collect investment advisory services fees and a portion is passed through to third-party client intermediaries. In both arrangements, the third-party client intermediary owns the relationship with the client and is responsible for performing services and distributing the product to the client on our behalf. We believe offsetting distribution revenues and certain investment advisory services fees is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties that perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. Distribution-related adjustments fluctuate each period based on the type of investment products sold, as well as the average AUM over the period. Also, we adjust distribution revenues for the amortization of deferred sales commissions as these costs, over time, will offset such revenues.
We adjust investment advisory and services fees and other revenues for pass through costs, primarily related to our transfer agent and shareholder servicing fees. Also, we adjust for certain investment advisory and services fees passed through to our investment advisors. These fees do not affect operating income, as such, we exclude these fees from adjusted net revenues. We also adjust for certain pass through costs associated with the transition of services to the JV entered into with SocGen. These

Index
amounts are expensed by us and passed to the JV for reimbursement. These fees do not affect operating income, as such, we exclude these fees from adjusted net revenues.
We adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such consolidated company-sponsored investment funds and AB's investment gains and losses on its investments in such consolidated company-sponsored investment funds that were eliminated in consolidation.
We also adjust investment advisory and services fees for pass through performance fees, primarily related to acquisition-related funds in which we do not participate in the performance.
Adjusted net revenues exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. Also, we adjust for certain acquisition-related pass-through performance-based fees and performance related compensation.
We also adjust net revenues to exclude our portion of the equity income or loss associated with our equity method investments, including our investment in the JV and reinsurance sidecars, as we don't consider this activity part of our core business operations and these investments generate non-cash volatility which distort core earnings performance. Effective April 1, 2024 following the close of the transaction with SocGen, we record all income or loss associated with the JV as an equity method investment income (loss). As we no longer consider this activity part of our core business operations and our intent is to fully divest from the joint venture, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted net revenues. On January 1, 2026, AB entered into an Amended and Restated Shareholder agreement with SocGen (the "Amendment Agreement") and exercised the AB option (as discussed above) to deliver a 17.7% interest in the NA JV to SocGen resulting in AB owning a 49% interest in the NA JV and SocGen having a majority interest of 51% in the NA JV. The prepaid consideration received was in excess of the carrying value of the 17.7% equity in the NA JV resulting in a gain of $48.4 million recognized in the first quarter of 2026.

Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the equity compensation paid by EQH to certain AB executives, (3) retirement plan settlement loss, (4) acquisition-related expenses (income), (5) income (loss) related to our equity method investments, (6) interest on borrowings and (7) the impact of consolidated company-sponsored investment funds.
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
We also adjust operating income to exclude our portion of the equity income or loss associated with our equity method investments, including our investment in the JV and reinsurance sidecar, as we don't consider this activity part of our core

Index
business operations and these investments generate non-cash volatility which distort core earnings performance. Effective April 1, 2024, following the close of the transaction with SocGen, we record all income or loss associated with the JV as an equity method investment (income) loss. As we no longer consider this activity part of our core business operations and our intent is to fully divest from the joint venture, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted operating income. On January 1, 2026, AB entered into the Amendment Agreement with SocGen and exercised the AB option (as discussed above) to deliver a 17.7% interest in the NA JV to SocGen resulting in AB owning a 49% interest in the NA JV and SocGen having a majority interest of 51% in the NA JV. The prepaid consideration received was in excess of the carrying value of the 17.7% equity in the NA JV resulting in a gain of $48.4 million recognized in the first quarter of 2026.
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$155,219	$151,293	$3,926	2.6%
Performance-based fees	58,532	20,576	37,956	184.5
	213,751	171,869	41,882	24.4
Retail:
Base fees	393,808	391,887	1,921	0.5
Performance-based fees	784	517	267	51.6
	394,592	392,404	2,188	0.6
Private Wealth:
Base fees	300,155	274,686	25,469	9.3
Performance-based fees	6,716	16,153	(9,437)	(58.4)
	306,871	290,839	16,032	5.5
Total:
Base fees	849,182	817,866	31,316	3.8
Performance-based fees	66,032	37,246	28,786	77.3
	915,214	855,112	60,102	7.0

Distribution revenues	202,818	199,020	3,798	1.9
Dividend and interest income	30,470	34,350	(3,880)	(11.3)
Investment gains (losses)	31,059	(20,538)	51,597	n/m
Other revenues	35,170	30,180	4,990	16.5
Total revenues	1,214,731	1,098,124	116,607	10.6
Less: broker-dealer related interest expense	13,005	17,517	(4,512)	(25.8)
Net revenues	$1,201,726	$1,080,607	$121,119	11.2%

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

Index
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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.7%, 6.9% and 0.4% of the assets we manage for private wealth clients, institutional clients and retail clients, respectively (in total, 4.5% of our AUM).

For the three months ended March 31, 2026, our investment advisory and services fees increased by $60.1 million, or 7.0%, from the three months ended March 31, 2025, due to a $31.3 million, or 3.8%, increase in base fees and a $28.8 million, or 77.3%, increase in performance-based fees. The increase in base fees is primarily due to an 8.5% increase in average AUM. Performance-based fees increased primarily due to higher performance fees earned on our Credit Value, partially offset by lower performance fees earned on our Private Credit.

Institutional base fees for the three months ended March 31, 2026 increased by $3.9 million, or 2.6%, from the three months ended March 31, 2025, primarily due to a 9.4% increase in average AUM, partially offset by a decrease in portfolio fee rate. Retail base fees for the three months ended March 31, 2026 slightly increased by $1.9 million, or 0.5%, from the three months ended March 31, 2025, primarily due to a 5.0% increase in average AUM, partially offset by a decrease in portfolio fee rate. Private Wealth base fees for the three months ended March 31, 2026 increased $25.5 million, or 9.3%, from the three months ended March 31, 2025, primarily due to a 14.6% increase in average AUM, partially offset by a decrease in portfolio fee rate.

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

Distribution revenues for the three months ended March 31, 2026 increased $3.8 million, or 1.9%, compared to the three months ended March 31, 2025, primarily due to the corresponding average AUM of these mutual funds increasing 4.6%, partially offset by a shift in product mix to mutual funds which have lower distribution rates.

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

For the three months ended March 31, 2026, dividend and interest income decreased $3.9 million, or 11.3%, compared to the three months ended March 31, 2025, primarily due to lower interest earned on U.S. Treasury Bills and customer margin accounts, as a result of lower interest rates.

Index
Broker-dealer related interest expense for the three months ended March 31, 2026 decreased $4.5 million, or 25.8%, compared to the three months ended March 31, 2025, primarily due to lower interest paid on cash balances in customers' brokerage accounts, as a result of lower interest rates.

Investment Gains (Losses)

Investment gains (losses) consist primarily of realized and unrealized investment gains or losses on: (i) employee long-term incentive compensation-related investments, (ii) U.S. Treasury Bills, (iii) seed capital investments, (iv) derivatives and (v) investments in our consolidated company-sponsored investment funds. Investment gains (losses) also include equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage and equity gains (losses) related to our equity investments in the JV.

Investment gains (losses) are as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$683	$966
Unrealized (losses)	(1,328)	(1,648)

Investments held by consolidated company-sponsored investment funds:
Realized (losses) gains	(335)	293
Unrealized (losses)	(11,221)	(1,744)

Seed capital and other investments:
Realized gains (losses):
Seed capital and other	3,648	3,604
Derivatives	(5,558)	(11,660)
Unrealized (losses) gains:
Seed capital and other	(5,248)	(3,010)
Derivatives	9,480	(1,022)

Brokerage-related investments:
Realized gains	91	41
Unrealized (losses)	(251)	(285)

Equity investments:
Gain (loss) on JV(1)	46,502	(6,073)
(Loss) on other equity method investments	(5,404)	—
	$31,059	$(20,538)
(1) During the first quarter of 2026, we recognized a gain of $48.4 million related to the exercise of the AB option as discussed above under Joint Venture with Societe Generale in this Item 2. This gain was offset by a quarterly loss of $1.9 million related to our JV.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the General Accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended March 31, 2026 increased $5.0 million, or 16.5%, compared to the three months ended March 31, 2025, primarily due to higher shareholder servicing fees, partially offset by lower JV related revenue reimbursements.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$467,557	$420,531	$47,026	11.2%
Promotion and servicing:
Distribution-related payments	196,596	200,659	(4,063)	(2.0)
Amortization of deferred sales commissions	21,495	20,161	1,334	6.6
Trade execution, marketing, T&E and other	40,517	36,513	4,004	11.0
	258,608	257,333	1,275	0.5
General and administrative	130,391	147,935	(17,544)	(11.9)
Interest on borrowings	7,207	7,138	69	1.0
Amortization of intangible assets	11,163	11,301	(138)	(1.2)
Total	$874,926	$844,238	$30,688	3.6%

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 38.9% for the three months ended March 31, 2026 and 2025, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), continue to believe that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.1% and 0.9% of adjusted net revenues for the three months ended March 31, 2026 and March 31, 2025, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% for the three months ended March 31, 2026 and March 31, 2025.

For the three months ended March 31, 2026, employee compensation and benefits expense increased $47.0 million, or 11.2%, compared to the three months ended March 31, 2025, due to higher incentive compensation of $20.3 million, higher commissions of $12.8 million, higher fringe benefits of $6.7 million, higher base compensation of $5.3 million and higher other employment costs of $1.9 million.

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

Index
Promotion and servicing expenses increased $1.3 million, or 0.5%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to higher marketing and communication expense of $3.1 million and higher travel and entertainment expenses of $2.5 million, partially offset by lower distribution-related payments of $4.1 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 10.9% and 13.7% for the three months ended March 31, 2026 and 2025, respectively. General and administrative expenses decreased $17.5 million, or 11.9%, during the three months ended March 31, 2026 compared to the corresponding period in 2025, primarily due to a retirement plan settlement loss of $20.8 million in 2025, partially offset by higher office-related expenses of $2.6 million and higher professional fees of $2.2 million.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended March 31, 2026 interest on borrowings increased $0.1 million, or 1.0%, compared to the three months ended March 31, 2025. The increase was primarily due to higher weighted average borrowings, partially offset by lower weighted average interest rates.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $0.1 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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

Income tax expense for the three months ended March 31, 2026 increased $3.5 million, or 23.8%, compared to the three months ended March 31, 2025. The increase was primarily due to higher pre-tax income. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three months ended March 31, 2026.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds and certain other investments. For the three months ended March 31, 2026, we had $13.2 million of net income of consolidated entities attributable to non-controlling interests compared to net income of $0.9 million for the three months ended March 31, 2025. The increase is driven by higher net income of a consolidated investment attributable to limited partnership interest owned by non-controlling investors.

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

Index
During the first three months of 2026, net cash provided by operating activities was $460.6 million compared to net cash provided by operating activities of $148.8 million during the corresponding 2025 period. The increase is primarily due to a decrease in net broker dealer assets of $176.2 million, a decrease in investments of $174.2 million, the net activity of our consolidated company-sponsored investment funds of $106.8 million and an increase in net income of $37.2 million, partially offset by an increase in fees receivable of $93.7 million and a decrease in accounts payable and accrued liabilities of $75.7 million.

During the first three months of 2026, net cash used in investing activities was $10.3 million, compared to net cash used in investing activities of $7.5 million during the corresponding 2025 period. The change is due to higher purchases of furniture, equipment and leasehold improvements of $2.8 million.

During the first three months of 2026, net cash used in financing activities was $364.4 million, compared to $190.7 million during the corresponding 2025 period. The change is primarily due to an increase in debt repayments of $135.0 million and higher distributions to our consolidated funds of $88.7 million, partially offset by lower cash distributions to Unitholders of $27.9 million and a decrease in purchases of AB Holding Units to fund long term incentive compensation of $22.1 million.

As of March 31, 2026, AB had $856.9 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consists primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $401.8 million.

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

There have been no updates to our critical accounting estimates during the first quarter of 2026 from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2025.

ACCOUNTING PRONOUNCEMENTS

See Note 2 to AB’s condensed consolidated financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are

Index
not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, the impact of tariffs and potential disruptions in international trade on financial markets, product and account performance, asset levels and economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2025 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AB and may also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB, include statements regarding:

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

•The outcome of litigation: Litigation is inherently unpredictable and excessive damage awards do occur. Though we have stated that we do not expect any pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a legal proceeding could be significant and could have such an effect.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk during the first quarter of 2026 from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2025.

Index
Item 4.     Controls and Procedures

Disclosure Controls and Procedures

AB Holding and AB maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

In January 2026, the Company completed the implementation of a new accounting and financial reporting software system (the "software system"). As part of this implementation, the Company updated its internal controls over financial reporting to address changes in business processes resulting from the new software system. There were no other changes in our internal control over financial reporting that occurred during the first quarter of 2026, that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the first quarter of 2026 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/26 - 1/31/26	—	$—	—	—
2/1/26 - 2/28/26	—	—	—	—
3/1/26 - 3/31/26(1)	1,500	38.90	—	—
Total	1,500	$38.90	—	—

(1)During the first quarter of 2026, AB purchased 1,500 AB Units in private transactions and retired them.

Index

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

On November 12, 2025, Mr. Seth Bernstein, Chief Executive Officer of AB adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K, (the " Plan"), Item 408. The Rule 10b5-1 trading arrangement allowed trading to commence upon conclusion of the requisite cooling-off period and had a plan end date of October 27, 2026 and provided for the sale of up to 26,840 AB Holding Units pursuant to the terms of the plan.

During the first quarter of 2026, a total of 26,840 AB Units were sold pursuant to the Plan and the Plan was terminated.

No other directors or officers adopted or terminated a 10b5-1 trading arrangement or non-10b5-1 trading arrangement during the first quarter of 2026.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 1, 2026	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

		By:	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer