Form 10-Q
period 2026-06-30
ALLIANCEBERNSTEIN L.P.
filed 2026-07-31
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of units of limited partnership interest outstanding as of June 30, 2026 was 294,295,573.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$896,480	$778,847
Cash and securities segregated, at fair value (cost: $227,580 and $496,263)	228,531	499,063
Receivables, net:
Brokers and dealers	29,635	32,829
Brokerage clients	1,801,225	1,607,527
AB funds fees	323,154	410,883
Other fees	150,271	139,755
Investments:
Equity Method	197,109	255,034
Other	236,300	275,979
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	5,843	17,726
Investments	431,095	330,534
Other assets	29,618	25,120
Furniture, equipment and leasehold improvements, net	246,463	248,030
Goodwill	3,598,591	3,598,591
Intangible assets, net	143,921	166,415
Deferred sales commissions, net	142,501	165,300
Right-of-use assets	458,900	454,988
Other assets	321,482	271,155
Total assets	$9,241,119	$9,277,776

Index

	June 30, 2026	December 31, 2025
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$151,279	$214,454
Brokerage clients	2,051,355	1,936,726
AB mutual funds	1,387	305
Contingent consideration liability	8,689	8,605
Accounts payable and accrued expenses	277,662	381,211
Lease liabilities	522,784	518,578
Liabilities of consolidated company-sponsored investment funds	28,510	25,281
Accrued compensation and benefits	592,198	367,498
Debt	580,000	810,000
Total liabilities	4,213,864	4,262,658
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	230,809	178,967

Capital:
General Partner	48,729	48,694
Limited partners: 294,295,573 and 293,508,421 units issued and outstanding	4,920,729	4,916,978
Receivables from affiliates	147	(260)
AB Holding Units held for long-term incentive compensation plans	(111,111)	(72,869)
Accumulated other comprehensive (loss)	(63,157)	(57,389)
Partners’ capital attributable to AB Unitholders	4,795,337	4,835,154
Non-redeemable non-controlling interests in consolidated entities	1,109	997
Total capital	4,796,446	4,836,151
Total liabilities, non-controlling interest and capital	$9,241,119	$9,277,776

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Investment advisory and services fees	$906,946	$843,978	$1,822,160	$1,699,090
Distribution revenues	200,919	198,367	403,737	397,387
Dividend and interest income	29,201	36,137	59,671	70,487
Investment gains (losses)	13,505	(7,825)	44,564	(28,363)
Other revenues	32,945	33,912	68,115	64,092
Total revenues	1,183,516	1,104,569	2,398,247	2,202,693
Less: Broker-dealer related interest expense	12,512	15,662	25,517	33,179
Net revenues	1,171,004	1,088,907	2,372,730	2,169,514

Expenses:
Employee compensation and benefits	471,127	439,554	938,684	860,085
Promotion and servicing:
Distribution-related payments	194,074	197,521	390,670	398,180
Amortization of deferred sales commissions	21,156	21,150	42,651	41,311
Trade execution, marketing, T&E and other	42,082	40,819	82,599	77,332
General and administrative	135,133	148,018	265,524	295,953
Interest on borrowings	7,099	8,463	14,306	15,601
Amortization of intangible assets	11,181	11,288	22,344	22,589
Total expenses	881,852	866,813	1,756,778	1,711,051

Operating income	289,152	222,094	615,952	458,463

Income taxes	16,782	14,806	34,946	29,481

Net income	272,370	207,288	581,006	428,982

Net income (loss) of consolidated entities attributable to non-controlling interests	17,148	(3,179)	30,299	(2,284)

Net income attributable to AB Unitholders	$255,222	$210,467	$550,707	$431,266

Net income per AB Unit	$0.86	$0.71	$1.85	$1.46

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$272,370	$207,288	$581,006	$428,982
Other comprehensive (loss) income:
Foreign currency translation adjustments, before tax	572	26,278	(5,637)	37,027
Income tax (expense)	(83)	(240)	(131)	(185)
Foreign currency translation adjustments, net of tax	489	26,038	(5,768)	36,842
Changes in employee benefit related items:
Amortization of prior service cost	—	—	—	611
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation			—	(22,898)
Changes in employee benefit related items	—	—	—	23,509
Income tax (expense)	—	—	—	(147)
Employee benefit related items, net of tax	—	—	—	23,362
Other comprehensive income (loss)	489	26,038	(5,768)	60,204
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	17,148	(3,179)	30,299	(2,284)
Comprehensive income attributable to AB Unitholders	$255,711	$236,505	$544,939	$491,470

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General Partner’s Capital
Balance, beginning of period	$48,989	$48,395	$48,694	$49,519
Net income	2,552	2,104	5,507	4,312
Cash distributions to General Partner	(2,678)	(2,596)	(5,796)	(5,992)
Long-term incentive compensation plans activity	(12)	(15)	17	(22)
(Retirement) issuance of AB Units, net	(119)	(56)	310	15
Other	(3)	—	(3)	—
Balance, end of period	48,729	47,832	48,729	47,832
Limited Partners' Capital
Balance, beginning of period	4,946,323	4,888,248	4,916,978	4,999,616
Net income	252,670	208,363	545,200	426,954
Cash distributions to Unitholders	(264,797)	(256,812)	(573,393)	(593,043)
Long-term incentive compensation plans activity	(1,227)	(1,444)	1,755	(2,178)
(Retirement) issuance of AB Units, net	(11,912)	(6,870)	30,517	136
Other	(328)	—	(328)	—
Balance, end of period	4,920,729	4,831,485	4,920,729	4,831,485
Receivables from Affiliates
Balance, beginning of period	(106)	(3,411)	(260)	(2,893)
Long-term incentive compensation awards expense	638	427	1,042	673
Capital contributions (to) from AB Holding	(385)	563	(635)	(201)
Balance, end of period	147	(2,421)	147	(2,421)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(118,043)	(91,369)	(72,869)	(62,366)
Purchases of AB Holding Units for long-term compensation plans, net	(20,341)	(14,171)	(27,752)	(43,646)
Retirement (issuance) of AB Units, net	13,480	7,579	(29,436)	347
Long-term incentive compensation awards expense	13,203	2,829	21,605	10,137
Revaluation of AB Holding Units held in rabbi trust	590	696	(2,659)	1,092
Balance, end of period	(111,111)	(94,436)	(111,111)	(94,436)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(63,646)	(76,415)	(57,389)	(110,581)
Foreign currency translation adjustment, net of tax	489	26,038	(5,768)	36,842
Changes in employee benefit related items, net of tax	—	—	—	23,362
Balance, end of period	(63,157)	(50,377)	(63,157)	(50,377)
Total Partners' Capital attributable to AB Unitholders	4,795,337	4,732,083	4,795,337	4,732,083
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	1,082	2,504	997	1,348
Net income (loss)	7,865	(611)	24,687	533
Distributions (to) non-controlling interests, net	(7,853)	(274)	(24,590)	(274)
Contributions from non-controlling interest	15	16	15	28
Balance, end of period	1,109	1,635	1,109	1,635
Total Capital	$4,796,446	$4,733,718	$4,796,446	$4,733,718
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income	$581,006	$428,982

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	42,651	41,311
Non-cash long-term incentive compensation expense	22,647	10,809
Depreciation and other amortization	44,394	43,003
Unrealized (gains) on investments	(4,277)	(3,823)
(Gains) losses on equity method investments	(43,962)	16,652
Non-cash lease expense	36,875	35,085
Retirement plan loss	—	20,756
Retirement plan funding	—	(1,700)
Other, net	6,026	3,663
Changes in assets and liabilities:
Decrease in securities, segregated	270,532	16,808
(Increase) decrease in receivables	(117,042)	69,369
Decrease in investments	146,520	2,156
(Increase) in deferred sales commissions	(19,851)	(35,214)
(Increase) decrease in other assets	(53,158)	14,872
(Increase) in investments of consolidated company-sponsored investment funds	(100,606)	(302,058)
(Increase) in other assets of consolidated company-sponsored investment funds	(4,498)	(12,091)
Increase in other liabilities of consolidated company-sponsored investment funds	3,229	35,217
Increase (decrease) in payables	52,054	(36,650)
(Decrease) in accounts payable and accrued expenses	(104,664)	(11,975)
Increase in accrued compensation and benefits	225,881	187,325
Cash payments to relieve operating lease liabilities	(33,661)	(32,682)
Net cash provided by operating activities	950,096	489,815

Index

	Six Months Ended June 30,
	2026	2025
Cash flows from investing activities:
Purchases of furniture, equipment and leasehold improvements	(21,010)	(18,157)
Net cash (used in) investing activities	(21,010)	(18,157)

Cash flows from financing activities:
(Repayment of) debt, net	(230,000)	(60,000)
Distributions to General Partner and Unitholders	(579,190)	(599,035)
Third-party capital invested into consolidated company-sponsored investment funds, net	21,544	215,586
Capital contributions (to) AB Holding	(1,523)	(1,307)
Purchases of AB Holding Units for long-term incentive compensation plan awards, net	(27,751)	(43,646)
Other, net	(1,283)	(3,318)
Net cash (used in) financing activities	(818,203)	(491,720)

Effect of exchange rate changes on cash and cash equivalents	(5,133)	40,776

Net increase in cash and cash equivalents	105,750	20,714
Cash and cash equivalents as of beginning of the period	796,573	834,033
Cash and cash equivalents as of end of the period	$902,323	$854,747

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026
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

As of June 30, 2026, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	68.0%
AB Holding	31.3
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 68.1% economic interest in AB as of June 30, 2026.

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

3. Revenue Recognition

Revenues for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$860,302	$805,319	$1,709,484	$1,623,185
Performance-based fees	46,644	38,659	112,676	75,905
Distribution revenues
All-in-management fees	89,887	86,926	180,695	175,370
12b-1 fees	14,772	15,248	29,538	31,500
Other distribution fees	96,260	96,193	193,504	190,517
Other revenues
Shareholder servicing fees	23,752	21,278	47,940	37,920
JV related revenues	6,628	9,013	12,989	18,347
Other	1,875	3,349	5,940	7,112
	1,140,120	1,075,985	2,292,766	2,159,856
Not subject to contracts with customers:
Dividend and interest income, net of broker-dealer related interest expense	16,689	20,475	34,154	37,308
Investment gains (losses)	13,505	(7,825)	44,564	(28,363)
Other revenues	690	272	1,246	713
	30,884	12,922	79,964	9,658
Total net revenues	$1,171,004	$1,088,907	$2,372,730	$2,169,514

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

Index
AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

Repurchases of AB Holding Units for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	0.6	0.4	0.8	1.2
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$19.9	$13.2	$28.7	$43.7
Open Market Purchases of AB Holding Units Purchased (1)	0.5	0.3	0.6	1.0
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$16.9	$12.3	$21.6	$38.4
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2026 expired at the close of business on July 27, 2026. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first six months of 2026 and 2025, we awarded to employees and Eligible Directors 1.6 million and 1.2 million restricted AB Holding Unit awards, respectively. We use AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units for these awards.

5.     Net Income per Unit

Net income per Unit is derived by reducing net income for the 1.0% general partnership interest and dividing the remaining 99.0% by the weighted average number of limited partnership units outstanding for each period. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$255,222	$210,467	$550,707	$431,266

Weighted average limited partnership Units outstanding	294,526	292,064	294,130	292,125

Net income per AB Unit	$0.86	$0.71	$1.85	$1.46

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

On July 28, 2026, the General Partner declared a distribution of $0.91 per AB Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2026. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on August 27, 2026 to holders of record on August 12, 2026.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of June 30, 2026 and December 31, 2025, $227.7 million and $498.6 million, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.

8.     Investments

Investments consist of:

	June 30, 2026	December 31, 2025
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$39,007	$35,212
Seed capital	138,103	176,545
Other	157	143
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	3,661	18,845
Seed capital	37,718	26,939
Equity method Investments:
Joint ventures	197,109	247,605
Other equity method investments	—	7,429
Time deposits	6,278	6,365
Other	11,376	11,930
Total investments	$433,409	$531,013

Total investments related to long-term incentive compensation obligations of $42.7 million and $54.1 million as of June 30, 2026 and December 31, 2025, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds and other private alternative investment vehicles. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of June 30, 2026 and December 31, 2025, our total seed capital investments were $383.1 million and $372.1 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

Investment in the joint venture on the condensed consolidated statement of financial condition is accounted for under the equity method of accounting.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net gains recognized during the period	$11,367	$10,495	$9,122	$10,408
Less: net gains recognized during the period on equity securities sold during the period	10,548	1,197	14,880	5,767
Unrealized gains (losses) recognized during the period on equity securities held	$819	$9,298	$(5,758)	$4,641

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

Index
The notional value and fair value as of June 30, 2026 and December 31, 2025 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
June 30, 2026:
Exchange-traded futures	$230,224	$470	$1,728
Currency forwards	115,238	5,764	4,526
Interest rate swaps	5,735	181	1
Credit default swaps	443,486	1,308	10,575
Total return swaps	37,062	—	883
Option swaps	50,157	5,024	18
Total derivatives	$881,902	$12,747	$17,731

December 31, 2025:
Exchange-traded futures	$200,332	$832	$366
Currency forwards	88,910	5,073	6,102
Interest rate swaps	7,185	181	12
Credit default swaps	371,581	864	10,551
Total return swaps	157,940	1,140	419
Option swaps	50,196	4,895	165
Total derivatives	$876,144	$12,985	$17,615

As of June 30, 2026 and December 31, 2025, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments for the three and six months ended June 30, 2026 and 2025 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Exchange-traded futures	$(8,403)	$(3,891)	$(6,249)	$(3,633)
Currency forwards	1,786	(5,120)	3,627	(5,775)
Interest rate swaps	46	42	(514)	(310)
Credit default swaps	(3,525)	(2,921)	(1,994)	(2,487)
Total return swaps	(3,480)	2,040	(6,215)	(9,377)
Option swaps	54	(1,224)	1,625	(2,268)
Net (losses) on derivative instruments	$(13,522)	$(11,074)	$(9,720)	$(23,850)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of June 30, 2026 and December 31, 2025, we held $4.8 million and $5.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of June 30, 2026 and December 31, 2025, we delivered $13.1 million and $10.3 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of June 30, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral	Net Amount
	(in thousands)
June 30, 2026:
Securities borrowed	$13,425	$—	$13,425	$(13,425)	$—	$—
Derivatives	$12,747	$—	$12,747	$—	$(4,836)	$7,911
December 31, 2025:
Securities borrowed	$14,689	$—	$14,689	$(14,539)	$—	$150
Derivatives	$12,985	$—	$12,985	$—	$(5,547)	$7,438
Offsetting of liabilities as of June 30, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral	Net Amount
	(in thousands)
June 30, 2026:
Securities loaned	$44	$—	$44	$—	$(43)	$1
Derivatives	$17,731	$—	$17,731	$—	$(13,132)	$4,599
December 31, 2025:
Securities loaned	$51,488	$—	$51,488	$—	$(50,170)	$1,318
Derivatives	$17,615	$—	$17,615	$—	$(10,293)	$7,322

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Total
June 30, 2026:
Money markets	$80,111	$—	$—	$—	$80,111
Securities segregated (U.S. Treasury Bills)	—	227,722	—	—	227,722
Derivatives	470	12,277	—	—	12,747
Equity securities	121,555	55,546	126	40	177,267
Other investments	8,482	—	—	—	8,482
Total assets measured at fair value	$210,618	$295,545	$126	$40	$506,329

Derivatives	$1,728	$16,003	$—	$—	$17,731
Contingent payment arrangements	—	—	8,689	—	8,689
Total liabilities measured at fair value	$1,728	$16,003	$8,689	$—	$26,420

December 31, 2025:
Money markets	$175,029	$—	$—	$—	$175,029
Securities segregated (U.S. Treasury Bills)	—	498,649	—	—	498,649
Derivatives	832	12,153	—	—	12,985
Equity securities	145,217	66,519	127	37	211,900
Other investments	9,003	—	—	—	9,003
Total assets measured at fair value	$330,081	$577,321	$127	$37	$907,566

Derivatives	$366	$17,249	$—	$—	$17,615
Contingent payment arrangements	—	—	8,605	—	8,605
Total liabilities measured at fair value	$366	$17,249	$8,605	$—	$26,220

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
During the six months ended June 30, 2026 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Balance as of beginning of period	$123	$119	$127	$121
Unrealized gains (losses), net	3	2	(1)	—
Balance as of end of period	$126	$121	$126	$121

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Balance as of beginning of period	$8,647	$8,478	$8,605	$9,385
Accretion	42	42	84	106
Payments	—	—	—	(971)
Balance as of end of period	$8,689	$8,520	$8,689	$8,520

As of June 30, 2026, the expected revenue growth rates ranged from 2.0% to 8.0%, with a weighted average of 4.9%, calculated using cumulative revenues and range of revenue growth rates and a discount rate of 1.9%. As of June 30, 2025,

Index
the expected revenue growth rates ranged from 2.0% to 13.3%, with a weighted average of 6.8%, calculated using cumulative revenues and a range of revenue growth rates and a discount rate of 1.9%.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the six months ended June 30, 2026 or during the year ended December 31, 2025.

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

Commitments

During the fourth quarter of 2024, we entered into a non-exclusive partnership with Reinsurance Group of America, Incorporated (“RGA”) under which we committed to invest $100.0 million in a reinsurance sidecar vehicle sponsored by RGA and focused on the U.S. asset-intensive reinsurance market. AB will manage private alternative assets for RGA’s general account as part of a separate transaction. As of June 30, 2026, we have funded $0.1 million of this commitment.
During the third quarter of 2025, we entered into a non-exclusive partnership with Carlyle Investment Management L.L.C. (the "Asset Management Sponsor") and Fortitude International Ltd. (the "Insurance Sponsor and/or their respective affiliates"), and together (the "Sponsors") under which we committed to invest $100.0 million in a reinsurance sidecar vehicle Carlyle FCA Re, L.P. (the "FCA Re Sidecar"). The FCA Re Sidecar is focused on reinsuring life and annuity liabilities in Asia. AB will manage private alternative assets for the Insurance Sponsor as part of a separate transaction. As of June 30, 2026, we have not funded any of this commitment.

13.     Leases

We lease office space, furniture and office equipment under various operating and financing leases. Our current leases have remaining lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

Index
Leases included in the condensed consolidated statement of financial condition as of June 30, 2026 and December 31, 2025 were as follows:

	Classification	June 30, 2026	December 31, 2025
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$449,197	$448,177
Operating lease liabilities	Lease liabilities	512,711	511,308

Finance Leases
Property and equipment, gross	Right-of-use assets	20,570	21,070
Amortization of right-of-use assets	Right-of-use assets	(10,867)	(14,259)
Property and equipment, net		9,703	6,811
Finance lease liabilities	Lease liabilities	10,073	7,270
The components of lease expense included in the condensed consolidated statement of income as of June 30, 2026 and June 30, 2025 were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2026	2025	2026	2025
		(in thousands)
Operating lease cost	General and administrative	$17,229	$16,226	$34,309	$32,238
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,390	1,502	2,599	2,641
Interest on lease liabilities	Interest expense	118	139	205	208
Total finance lease cost		1,508	1,641	2,804	2,849
Variable lease cost (1)	General and administrative	3,772	2,491	7,560	5,777
Sublease income	General and administrative	(1,092)	(738)	(2,188)	(1,265)
Net lease cost		$21,417	$19,620	$42,485	$39,599
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

Index
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2026 (excluding the six months ended June 30, 2026)	$28,529	$2,330	$30,859
2027	65,266	3,730	68,996
2028	59,904	2,409	62,313
2029	57,051	1,539	58,590
2030	56,037	733	56,770
Thereafter	444,154	—	444,154
Total lease payments	710,941	10,741	721,682
Less interest	(198,230)	(668)
Present value of lease liabilities	$512,711	$10,073

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	13.13
Finance leases	2.99
Weighted average discount rate:
Operating leases	4.65%
Finance leases	4.81%
Supplemental non-cash activity related to leases was as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	—	78
Finance leases	4,434	1,552
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

Index
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	June 30, 2026			December 31, 2025
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$5,510	$333	$5,843	$17,617	$109	$17,726
Investments	405,249	25,846	431,095	304,035	26,499	330,534
Other assets	29,279	339	29,618	24,778	342	25,120
Total assets	$440,038	$26,518	$466,556	$346,430	$26,950	$373,380

Liabilities	$28,478	$32	$28,510	$25,132	$149	$25,281
Redeemable non-controlling interest	221,047	9,762	230,809	169,091	9,876	178,967
Partners' capital attributable to AB Unitholders	190,513	16,724	207,237	152,207	16,925	169,132
Total liabilities, redeemable non-controlling interest and partners' capital	$440,038	$26,518	$466,556	$346,430	$26,950	$373,380
During the six-month period ended June 30, 2026, we deconsolidated two funds in which we had a seed investment of approximately $29.6 million as of December 31, 2025, due to no longer having a controlling financial interest.

Changes in the redeemable non-controlling interest balance during the six-month period ended June 30, 2026 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2025	$178,967
Deconsolidated funds	(9,807)
Changes in third-party seed investments in consolidated funds	61,649
Redeemable non-controlling interest as of June 30, 2026	$230,809

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	Level 1	Level 2	Total
June 30, 2026:
Investments - VIEs	$40,780	$364,469	$405,249
Investments - VOEs	335	25,511	25,846
Derivatives - VIEs	401	21,975	22,376
Total assets measured at fair value	$41,516	$411,955	$453,471

Derivatives - VIEs	$141	$21,678	$21,819
Total liabilities measured at fair value	$141	$21,678	$21,819

December 31, 2025:
Investments - VIEs	$22,477	$271,558	$294,035
Investments - VOEs	225	26,274	26,499
Derivatives - VIEs	70	20,007	20,077
Total assets measured at fair value	$22,772	$317,839	$340,611

Derivatives - VIEs	$112	$19,972	$20,084
Total liabilities measured at fair value	$112	$19,972	$20,084

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

There were no Level 3 financial instruments carried at fair value within the consolidated company-sponsored investment funds during the six months ended June 30, 2026 and 2025, respectively.
Derivative Instruments
As of June 30, 2026 and December 31, 2025, the VIEs held $0.6 million and zero, respectively, of futures, forwards and swaps within their portfolios. For the three and six months ended June 30, 2026, we recognized $5.2 million and $0.6 million of gains, respectively, on these derivatives. For the three and six months ended June 30, 2025, we recognized $0.2 million and $0.3 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.
As of June 30, 2026 and December 31, 2025, the VIEs held $0.3 million and zero, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of June 30, 2026 and December 31, 2025, the VIEs delivered $0.7 million and $0.5 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of June 30, 2026 and December 31, 2025, the VOEs held zero futures, forwards, options or swaps within their portfolios. For the three and six months ended June 30, 2026 and June 30, 2025, we recognized no gains or losses on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed statements of income.
As of June 30, 2026 and December 31, 2025, the VOEs held no cash collateral payable to trade counterparties.
As of June 30, 2026 and December 31, 2025, the VOEs delivered no cash collateral in brokerage accounts.

Index
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of June 30, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2026:
Derivatives - VIEs	$22,376	$—	$22,376	$—	$(260)	$22,116
December 31, 2025:
Derivatives - VIEs	$20,077	$—	$20,077	$—	$—	$20,077

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of June 30, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2026:
Derivatives - VIEs	$21,819	$—	$21,819	$—	$(745)	$21,074
December 31, 2025:
Derivatives - VIEs	$20,084	$—	$20,084	$—	$(492)	$19,592

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of June 30, 2026, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $79.0 billion; our maximum risk of loss is our investment of $51.2 million and our advisory fee receivables from these VIEs is $117.7 million. As of December 31, 2025, the net assets of company-sponsored investment products that were non-consolidated VIEs were approximately $51.3 billion; our maximum risk of loss was our investment of $40.4 million and our advisory fees receivable from these VIEs were $105.1 million.
15.     Units Outstanding

Changes in AB Units outstanding during the six-month period ended June 30, 2026 were as follows:

Outstanding as of December 31, 2025	293,508,421
Units issued	1,372,554
Units retired (1)	(585,402)
Outstanding as of June 30, 2026	294,295,573
(1) During the six months ended June 30, 2026, we purchased 3,700 AB Units in private transactions and retired them.

Index

16.     Debt

Credit Facility
AB has an $800.0 million committed, unsecured senior revolving credit facility (the "Credit Facility") with a group of commercial banks and other lenders. The Credit Facility has a maturity date of August 5, 2030. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB business purposes, including the support of AB’s commercial paper program. Management may draw on the Credit Facility from time to time.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2026, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency-related or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of June 30, 2026 and December 31, 2025, we had no amounts outstanding under the Credit Facility. Furthermore, during the first six months of 2026 and the full year 2025, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of June 30, 2026, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of June 30, 2026 and December 31, 2025, AB had $580.0 million and $810.0 million outstanding under the EQH Facility, with an interest rate of approximately 3.7% for both periods. Average daily borrowings on the EQH Facility for the first six months of 2026 and the full year 2025 were $509.2 million and $392.2 million, respectively, with weighted average interest rates of approximately 3.6% and 4.2%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of June 30, 2026, we were in compliance with these covenants. As of June 30, 2026 and December 31, 2025 we had no amounts outstanding on the EQH Uncommitted Facility. During the first six months of 2026 and full year 2025, we did not draw upon the EQH Uncommitted Facility.

Index

Commercial Paper
As of both June 30, 2026 and December 31, 2025 we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first six months of 2026 and full year 2025 were $187.5 million and $199.5 million, respectively, with weighted average interest rates of approximately 3.8% and 4.4%, respectively.

SCB Lines of Credit
SCB LLC had three uncommitted lines of credit with three financial institutions, two of these lines of credit allowed SCB LLC to borrow up to an aggregate of $150.0 million. One of these lines of credit was terminated March 20, 2026.

As of June 30, 2026 SCB LLC has two uncommitted lines of credit with two financial institutions. One of these lines of credit permits SCB LLC to borrow up to an aggregate of approximately $100.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations of SCB LLC under these lines of credit. As of June 30, 2026 and December 31, 2025, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on these lines of credit during the first six months of 2026 and full year 2025 were $0.8 million and $0.5 million, respectively, with weighted average interest rates of approximately 6.8% and 7.3%, respectively.

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

Index
Enterprise-wide disclosures as of and for the three months ended June 30, 2026 and 2025 were as follows:

Services
Net revenues derived from our investment management, research and related services for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Institutions(1)	$187,650	$163,018	$402,243	$335,023
Retail(1)	617,055	603,176	1,230,921	1,203,148
Private Wealth Management(1)	326,913	297,428	640,674	596,225
Other	51,898	40,947	124,409	68,297
Total revenues	1,183,516	1,104,569	2,398,247	2,202,693
Less: Broker-dealer related Interest expense	12,512	15,662	25,517	33,179
Net revenues	$1,171,004	$1,088,907	$2,372,730	$2,169,514
(1) Institutions, Retail and Private Wealth management revenues by channel include investment advisory base fees, performance-based fees, distribution revenues and shareholder servicing fees by channel.

Our AllianceBernstein U.S. Growth Stock, an open-end fund incorporated in Japan, generated approximately 11% of our net revenues for the three and six months ended June 30, 2026, respectively. U.S. Growth Stock generated approximately 12% of our net revenues for the three and six months ended June 30, 2025, respectively.

Geographic Information
Net revenues related to our U.S. and international operations, for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net revenues:
United States	$685,098	$638,219	$1,393,230	$1,266,588
International:
Luxembourg	277,994	265,881	543,173	530,074
Japan	133,327	142,175	269,031	282,004
Other International	74,585	42,632	167,296	90,848
Total International	485,906	450,688	979,500	902,926
Total	$1,171,004	$1,088,907	$2,372,730	$2,169,514
Long-lived assets related to our U.S. and international operations, as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Long-lived assets:
United States	$4,084,904	$4,126,410
International	46,572	51,926
Total	$4,131,476	$4,178,336

Major Customers

No single customer or individual client accounted for more than 10% of our total revenues for the three and six months ended June 30, 2026 and 2025.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of June 30, 2026 were $905.5 billion, up $66.9 billion, or 8.0%, compared to March 31, 2026, and up $76.4 billion, or 9.2%, compared to June 30, 2025. During the second quarter of 2026 AUM increased due to market appreciation of $66.1 billion and net inflows of $0.8 billion (Retail net inflows of $0.9 billion and Institutional net inflows of $0.6 billion, offset by Private Wealth net outflows of $0.7 billion).

Institutional AUM increased $23.4 billion, or 6.7%, to $371.1 billion during the second quarter of 2026, primarily due to market appreciation of $22.1 billion and net inflows of $0.6 billion. Gross sales increased sequentially from $5.6 billion during the first quarter of 2026 to $8.3 billion during the second quarter of 2026. Redemptions and terminations increased sequentially from $3.2 billion to $4.3 billion.

Retail AUM increased $31.8 billion, or 9.5%, to $367.3 billion during the second quarter of 2026, primarily due to market appreciation of $31.6 billion and net inflows of $0.9 billion. Gross sales increased sequentially from $23.1 billion during the first quarter of 2026 to $31.0 billion during the second quarter of 2026. Redemptions and terminations increased sequentially from $26.3 billion to $27.0 billion.

Private Wealth AUM increased $11.7 billion, or 7.5%, to $167.1 billion during the second quarter of 2026, due to market appreciation of $12.4 billion, offset by net outflows of $0.7 billion. Gross sales decreased sequentially from $6.9 billion during the first quarter of 2026 to $5.5 billion during the second quarter of 2026. Redemptions and terminations decreased sequentially from $6.3 billion to $6.2 billion.

Net revenues for the second quarter of 2026 increased $82.1 million, or 7.5%, to $1.2 billion from $1.1 billion in the second quarter of 2025. The increase was primarily due to higher investment advisory base fees of $55.0 million, higher investment gains compared to losses in the corresponding 2025 period of $21.3 million and higher performance-based fees of $8.0 million.

Operating expenses for the second quarter of 2026 increased $15.0 million, or 1.7%, to $881.9 million from $866.8 million in the second quarter of 2025. The increase is primarily due to higher employee compensation and benefits expense of $31.6 million, partially offset by lower general and administrative expense of $12.9 million and lower promotion and servicing expense of $2.2 million.

Index
Operating income increased $67.1 million, or 30.2%, to $289.2 million from $222.1 million in the second quarter of 2025 and our operating margin increased to 23.2% in the second quarter of 2026 from 20.7% in the second quarter of 2025.

Market Environment

U.S. Equities
U.S. equity markets staged a strong reversal in the second quarter of 2026, with the S&P 500 Index returning approximately 15%, its best quarterly performance since the 2020 post-pandemic rebound, while the Russell 2000 surged more than 21% for its strongest quarter in decades. The rally was fueled by de-escalation in the Middle East, as a U.S.-Iran ceasefire and the reopening of the Strait of Hormuz drove oil prices down sharply from their April peak near $120 per barrel to below $75 by quarter-end, easing the inflation and growth concerns that had weighed on markets in the first quarter. Growth decisively reversed course and outperformed value, with technology and AI-related themes driving the advance; the Philadelphia Semiconductor Index posted its best quarterly gain since its 1994 inception as memory and semiconductor names surged on accelerating AI infrastructure demand. Nine of eleven S&P 500 sectors finished higher, with industrials, financials, and healthcare showing late-quarter leadership even as technology and communication services saw some profit-taking in June. Energy was the notable laggard, giving back much of its first-quarter gains as oil prices retreated. On the policy front, the Federal Reserve held rates steady at 3.50%–3.75% for a fourth consecutive meeting, with new Fed Chair Kevin Warsh presiding over his first policy meeting in June; the Fed's updated projections showed a majority of officials now anticipating a rate hike later in 2026 to combat inflation running near 4.2%, a sharp reversal from the prior rate-cutting expectations earlier in the year. Corporate earnings remained a key support, with second-quarter S&P 500 earnings growth estimates rising over the course of the quarter to more than 23%, well above typical seasonal patterns.

Global and Non-U.S. Equities
International equities also rallied sharply, with developed markets returning roughly 14% and the MSCI EAFE Index gaining approximately 11% in the second quarter of 2026, as easing geopolitical tensions and falling energy prices lifted sentiment globally. Japanese equities were a standout, with the TOPIX advancing 14% as a weaker yen benefited exporters and financials, even as the Bank of Japan delivered a widely expected rate hike to 1.0% in June amid strong wage growth. Eurozone equities advanced despite a challenging backdrop, as the European Central Bank raised interest rates by 25 basis points to 2.25%, its first hike since 2023, citing inflation pressures from the energy shock, even as first-quarter eurozone GDP contracted. U.K. equities extended their winning streak, with the FTSE 100 rising 3% for a sixth consecutive quarterly gain, while the Bank of England held its policy rate at 3.75%. Emerging market equities were the standout performer globally, with the MSCI Emerging Markets Index surging approximately 24%, its best quarterly gain since 2009. Korea led by a wide margin, posting its best quarterly performance since 1998 as SK Hynix and Samsung Electronics roughly tripled and doubled in value, respectively, both crossing $1 trillion in market capitalization on explosive memory-chip demand tied to the AI build out. Taiwan also benefited from strong semiconductor exports. In contrast, China underperformed, with the MSCI China Index declining amid persistent weakness in retail sales and the auto sector, while broader domestic demand concerns continued to weigh on sentiment.

Global Bonds
Global bond markets were mixed but generally positive in the second quarter of 2026, as investors weighed the inflationary impact of the energy shock against signs that the worst of the geopolitical disruption was passing. The Bloomberg Global Aggregate Bond Index returned approximately 0.9% (total return, unhedged), a modest gain that masked notable divergence by region and credit quality. In the U.S., the 10-year Treasury yield rose 15 basis points to 4.5%, after approaching an intra-quarter high of 4.7%, as the Federal Reserve held rates steady but signaled a possible hike later in the year under new Chair Kevin Warsh. European government bonds were pressured by the ECB's rate hike, its first in nearly three years, while Japanese government bond (“JGB”) yields continued to climb, with the 10-year JGB yield reaching 2.7% following the Bank of Japan's rate increase; JGBs underperformed the broader global index, declining roughly 1.3%. Credit markets fared better, supported by resilient corporate earnings and tightening spreads: euro high-yield bonds returned 3.7%, U.S. high yield gained 2.5%, and global investment-grade credit advanced 1.5%. Emerging market debt was a bright spot, returning approximately 4.0% as an improving inflation outlook and expectations for less restrictive developed-market central bank policy supported the asset class. Overall, fixed income investors benefited more from carry and credit selection than from duration, as rate volatility remained elevated throughout the quarter.

Index
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

Index
interest in NA JV, for an equal interest in newly issued shares of ROW JV resulting in a single JV comprised of the operations and interest of both JVs (the "AB/SG JV"). AB maintains its additional option to sell its ownership interests in the AB/SG JV to SocGen after five years from the Initial Close, at the fair market value of AB’s interests in the AB/SG JV, subject to regulatory approval.

Assets Under Management

Assets under management by distribution channel are as follows:

	As of June 30,
	2026	2025	$ Change	% Change
	(in billions)

Institutions	$371.1	$340.0	$31.1	9.1%
Retail	367.3	344.7	22.6	6.6
Private Wealth	167.1	144.4	22.7	15.7
Total	$905.5	$829.1	$76.4	9.2%

Assets under management by investment service are as follows:

	As of June 30,
	2026	2025	$ Change	% Change
	(in billions)
Equity
Actively Managed	$279.1	$273.4	$5.7	2.1%
Passively Managed(1)	85.9	70.8	15.1	21.4
Total Equity	365.0	344.2	20.8	6.0

Fixed Income
Actively Managed
Taxable	207.5	214.5	(7.0)	(3.3)
Tax–exempt	98.7	79.5	19.2	24.1
	306.2	294.0	12.2	4.1
Passively Managed(1)	18.4	10.2	8.2	81.5
Total Fixed Income	324.6	304.2	20.4	6.7

Alternatives/Multi-Asset Solutions(2)
Actively Managed	199.3	168.4	30.9	18.4
Passively Managed(1)	16.6	12.3	4.3	34.9
Total Alternatives/Multi-Asset Solutions	215.9	180.7	35.2	19.5
Total	$905.5	$829.1	$76.4	9.2%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Changes in assets under management for the three-month, six-month and twelve-month periods ended June 30, 2026 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of March 31, 2026	$347.7	$335.5	$155.4	$838.6
Long-term flows:
Sales/new accounts	8.3	31.0	5.5	44.8
Redemptions/terminations	(4.3)	(27.0)	(6.2)	(37.5)
Cash flow/unreinvested dividends	(3.4)	(3.1)	—	(6.5)
Net long-term inflows (outflows)	0.6	0.9	(0.7)	0.8
Transfers	0.7	(0.7)	—	—
Market appreciation	22.1	31.6	12.4	66.1
Net change	23.4	31.8	11.7	66.9
Balance as of June 30, 2026	$371.1	$367.3	$167.1	$905.5

Balance as of December 31, 2025	$354.2	$356.4	$156.3	$866.9
Long-term flows:
Sales/new accounts	13.8	54.2	12.4	80.4
Redemptions/terminations	(7.5)	(53.4)	(12.4)	(73.3)
Cash flow/unreinvested dividends	(7.7)	(5.7)	—	(13.4)
Net long-term (outflows)	(1.4)	(4.9)	—	(6.3)
Transfers	1.1	(1.1)	—	—
Market appreciation	17.2	16.9	10.8	44.9
Net change	16.9	10.9	10.8	38.6
Balance as of June 30, 2026	$371.1	$367.3	$167.1	$905.5

Balance as of June 30, 2025	$340.0	$344.7	$144.4	$829.1
Long-term flows:
Sales/new accounts	32.2	99.3	25.0	156.5
Redemptions/terminations	(13.9)	(96.9)	(23.0)	(133.8)
Cash flow/unreinvested dividends	(23.5)	(12.5)	—	(36.0)
Net long-term (outflows) inflows	(5.2)	(10.1)	2.0	(13.3)
Transfers	1.1	(1.1)	—	—
Market appreciation	35.2	33.8	20.7	89.7
Net change	31.1	22.6	22.7	76.4
Balance as of June 30, 2026	$371.1	$367.3	$167.1	$905.5

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of March 31, 2026	$252.5	$74.7	$209.7	$93.9	$9.4	$198.4	$838.6
Long-term flows:
Sales/new accounts	13.1	0.5	7.7	6.8	9.0	7.7	44.8
Redemptions/terminations	(19.8)	(0.2)	(11.4)	(4.0)	—	(2.1)	(37.5)
Cash flow/unreinvested dividends	(3.9)	(0.3)	(0.9)	0.1	(0.1)	(1.4)	(6.5)
Net long-term (outflows) inflows	(10.6)	—	(4.6)	2.9	8.9	4.2	0.8
Market appreciation	37.2	11.2	2.4	1.9	0.1	13.3	66.1
Net change	26.6	11.2	(2.2)	4.8	9.0	17.5	66.9
Balance as of June 30, 2026	$279.1	$85.9	$207.5	$98.7	$18.4	$215.9	$905.5

Balance as of December 31, 2025	$278.0	$78.3	$213.1	$90.8	$9.7	$197.0	$866.9
Long-term flows:
Sales/new accounts	25.0	1.0	18.1	13.8	9.0	13.5	80.4
Redemptions/terminations	(37.4)	(0.8)	(23.3)	(7.7)	(0.1)	(4.0)	(73.3)
Cash flow/unreinvested dividends	(9.1)	(1.1)	(1.1)	—	(0.3)	(1.8)	(13.4)
Net long-term (outflows) inflows	(21.5)	(0.9)	(6.3)	6.1	8.6	7.7	(6.3)
Market appreciation	22.6	8.5	0.7	1.8	0.1	11.2	44.9
Net change	1.1	7.6	(5.6)	7.9	8.7	18.9	38.6
Balance as of June 30, 2026	$279.1	$85.9	$207.5	$98.7	$18.4	$215.9	$905.5

Balance as of June 30, 2025	$273.4	$70.8	$214.5	$79.5	$10.2	$180.7	$829.1
Long-term flows:
Sales/new accounts	47.6	4.6	42.2	28.7	9.0	24.4	156.5
Redemptions/terminations	(67.0)	(1.8)	(42.4)	(15.1)	(0.7)	(6.8)	(133.8)
Cash flow/unreinvested dividends	(16.1)	(3.5)	(12.2)	0.5	(0.3)	(4.4)	(36.0)
Net long-term (outflows) inflows	(35.5)	(0.7)	(12.4)	14.1	8.0	13.2	(13.3)
Transfers	0.5	(0.5)	—	—	—	—	—
Market appreciation	40.7	16.3	5.4	5.1	0.2	22.0	89.7
Net change	5.7	15.1	(7.0)	19.2	8.2	35.2	76.4
Balance as of June 30, 2026	$279.1	$85.9	$207.5	$98.7	$18.4	$215.9	$905.5

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, six-month and twelve-month periods ended June 30, 2026 are as follows:

	Periods Ended June 30, 2026
	Three-months	Six-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(10.6)	$(21.5)	$(35.5)
Fixed Income	(1.7)	(0.2)	1.7
Alternatives/Multi-Asset Solutions	3.7	6.8	11.7
Total Actively Managed	(8.6)	(14.9)	(22.1)

Passively Managed
Equity	—	(0.9)	(0.7)
Fixed Income	8.9	8.6	8.0
Alternatives/Multi-Asset Solutions	0.5	0.9	1.5
Total Passively Managed	9.4	8.6	8.8
Total net long-term inflows (outflows)	$0.8	$(6.3)	$(13.3)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$363.1	$329.0	$34.1	10.4%	$361.1	$327.5	$33.6	10.2%
Retail	355.1	331.3	23.8	7.2	355.7	334.1	21.6	6.5
Private Wealth	163.0	139.2	23.8	17.0	161.2	138.9	22.3	16.1
Total	$881.2	$799.5	$81.7	10.2%	$878.0	$800.5	$77.5	9.7%
Investment Service:
Equity Actively Managed	$273.2	$258.5	$14.7	5.7%	$275.2	$261.7	$13.5	5.1%
Equity Passively Managed(1)	82.3	67.8	14.5	21.3	80.9	68.5	12.4	18.1
Fixed Income Actively Managed – Taxable	208.6	210.2	(1.6)	(0.8)	210.9	210.7	0.2	0.1
Fixed Income Actively Managed – Tax-exempt	96.3	78.6	17.7	22.5	94.7	78.1	16.6	21.3
Fixed Income Passively Managed(1)	11.6	10.1	1.5	14.8	10.8	10.2	0.6	5.7
Alternatives/Multi-Asset Solutions(2)	209.2	174.3	34.9	20.1	205.5	171.3	34.2	20.0
Total	$881.2	$799.5	$81.7	10.2%	$878.0	$800.5	$77.5	9.7%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Our Institutional channel second quarter average AUM of $363.1 billion increased $34.1 billion, or 10.4%, compared to the second quarter of 2025, while Institutional channel second quarter ending AUM increased $31.1 billion, or 9.1%, to $371.1 billion from June 30, 2025. The $31.1 billion increase in AUM resulted primarily from market appreciation of $35.2 billion, partially offset by net outflows of $5.2 billion from June 30, 2025.

Index

Our Retail channel second quarter average AUM of $355.1 billion increased $23.8 billion, or 7.2%, compared to the second quarter of 2025, while Retail channel second quarter ending AUM increased $22.6 billion, or 6.6%, to $367.3 billion from June 30, 2025. The $22.6 billion increase resulted primarily from market appreciation of $33.8 billion, partially offset by net outflows of $10.1 billion from June 30, 2025.

Our Private Wealth channel second quarter average AUM of $163.0 billion increased $23.8 billion, or 17.0%, compared to the second quarter of 2025, while Private Wealth channel second quarter ending AUM increased $22.7 billion, or 15.7%, to $167.1 billion from June 30, 2025. The $22.7 billion increase resulted from market appreciation of $20.7 billion and net inflows of $2.0 billion from June 30, 2025.

Absolute investment composite returns, gross of fees, and relative performance as of June 30, 2026 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Income (fixed income)
Absolute return	4.6%	6.9%	2.1%
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.8	2.7	2.0
High Income (fixed income)
Absolute return	7.2	10.1	4.8
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(0.9)	(0.6)	—
Global Plus - Hedged (fixed income)
Absolute return	3.7	5.0	1.1
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.5	0.5	0.2
Intermediate Municipal Bonds (fixed income)
Absolute return	5.6	4.2	2.0
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	1.0	0.6	0.6
U.S. Core Fixed Income (fixed income)
Absolute return	3.8	4.6	0.4
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	—	0.4	0.3
Emerging Market Debt (fixed income)
Absolute return	12.6	11.8	3.2
Relative return (vs. JPM EMBI Global/JPM EMBI)	2.0	2.3	0.7
Sustainable Global Thematic
Absolute return	5.4	7.9	3.0
Relative return (vs. MSCI ACWI Index)	(18.2)	(11.8)	(7.9)
International Strategic Core Equity
Absolute return	11.7	17.3	9.4
Relative return (vs. MSCI EAFE Index)	(8.6)	0.8	0.3
U.S. Small & Mid Cap Value
Absolute return	26.5	14.9	8.2
Relative return (vs. Russell 2500 Value Index)	(12.1)	(4.5)	(2.1)
U.S. Large Cap Value
Absolute return	34.7	20.2	14.1
Relative return (vs. Russell 1000 Value Index)	7.6	2.4	2.9
U.S. Small Cap Growth
Absolute return	36.1	17.9	3.7
Relative return (vs. Russell 2000 Growth Index)	(2.7)	(0.5)	(1.8)

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Large Cap Growth
Absolute return	9.2	17.5	9.9
Relative return (vs. Russell 1000 Growth Index)	(8.5)	(5.0)	(3.8)
U.S. Small & Mid Cap Growth
Absolute return	29.8	17.1	4.2
Relative return (vs. Russell 2500 Growth Index)	(3.2)	0.7	(0.8)
Concentrated U.S. Growth
Absolute return	(4.8)	7.0	3.1
Relative return (vs. S&P 500 Index)	(27.1)	(13.6)	(10.3)
Select U.S. Equity
Absolute return	20.6	21.5	14.1
Relative return (vs. S&P 500 Index)	(1.7)	0.9	0.7
Strategic Equities
Absolute return	19.1	18.9	11.8
Relative return (vs. Russell 3000 Index)	(3.7)	(1.4)	(0.5)
Global Core Equity
Absolute return	8.4	13.0	6.3
Relative return (vs. MSCI ACWI Index)	(15.3)	(6.7)	(4.7)
U.S. Strategic Core Equity
Absolute return	7.3	14.4	11.1
Relative return (vs. S&P 500 Index)	(15.0)	(6.2)	(2.3)
Select U.S. Equity Long/Short
Absolute return	12.0	14.1	9.3
Relative return (vs. S&P 500 Index)	(10.3)	(6.5)	(4.1)
Global Strategic Core Equity
Absolute return	6.7	13.9	9.8
Relative return (vs. MSCI World Index - Hedged)	(14.6)	(5.3)	(1.6)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,171,004	$1,088,907	$82,097	7.5%	$2,372,730	$2,169,514	$203,216	9.4%
Expenses	881,852	866,813	15,039	1.7	1,756,778	1,711,051	45,727	2.7
Operating income	289,152	222,094	67,058	30.2	615,952	458,463	157,489	34.4
Income taxes	16,782	14,806	1,976	13.3	34,946	29,481	5,465	18.5
Net income	272,370	207,288	65,082	31.4	581,006	428,982	152,024	35.4
Net income of consolidated entities attributable to non-controlling interests	17,148	(3,179)	20,327	n/m	30,299	(2,284)	32,583	n/m
Net income attributable to AB Unitholders	$255,222	$210,467	$44,755	21.3	$550,707	$431,266	$119,441	27.7%

Net income per AB Unit	$0.86	$0.71	$0.15	21.1	$1.85	$1.46	$0.39	26.7%

Distributions per AB Unit	$0.91	$0.84	$0.07	8.3	$1.81	$1.72	$0.09	5.2%

Operating margin (1)	23.2%	20.7%			24.7%	21.2%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended June 30, 2026 increased $44.8 million, or 21.3%, from the three months ended June 30, 2025. The increase primarily is due to (in millions):

Higher investment advisory base fees	$55.0
Higher investment gains	21.3
Lower general and administrative expense	12.9
Higher performance-based fees	8.0
Higher employee compensation and benefits expense	(31.6)
Higher net income of consolidated entities attributable to non-controlling interest	(20.3)
Other	(0.5)
$44.8

Index
Net income attributable to AB Unitholders for the six months ended June 30, 2026 increased $119.4 million, or 27.7%, from the six months ended June 30, 2025. The increase primarily is due to (in millions):

Higher investment gains(2)	$72.9
Higher investment advisory base fees	86.3
Higher performance-based fees	36.8
Lower general and administrative expense	30.4
Higher distribution revenues	6.4
Higher employee compensation and benefits expense	(78.6)
Higher net income of consolidated entities attributable to non-controlling interest	(32.6)
Higher income tax expense	(5.5)
Other	3.3
$119.4

(2)During the first quarter of 2026, we recognized a gain of $48.4 million related to the exercise of the AB option as discussed above under Joint Venture with Societe Generale in this Item 2.

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2026 expired at the close of business on July 27, 2026. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,171,004	$1,088,907	$2,372,730	$2,169,514
Adjustments:
Distribution-related adjustments:
Distribution revenues	(200,919)	(198,367)	(403,737)	(397,387)
Investment advisory services fees	(14,310)	(20,297)	(29,584)	(42,093)
Pass-through adjustments:
Investment advisory services fees	(18,063)	(13,659)	(32,880)	(26,415)
Other revenues	(15,348)	(15,203)	(31,034)	(31,039)
Impact of consolidated company-sponsored investment funds	(9,374)	2,295	(5,874)	2,380
Acquisition related investment advisory and services fees	(20,915)	—	(63,904)	—
Incentive compensation-related items	(3,558)	(9,821)	(3,072)	(8,965)
Equity (gain) loss on JV	(3,652)	13,371	(52,048)	19,444
Loss (gain) on other equity method investments	2,682	(2,792)	8,086	(2,792)
Adjusted net revenues	$887,547	$844,434	$1,758,683	$1,682,647

Operating income, US GAAP basis	$289,152	$222,094	$615,952	$458,463
Adjustments:
Incentive compensation-related items	913	1,284	1,059	1,541
EQH award compensation	637	426	1,043	673
Retirement plan settlement loss	—	—	—	20,756
Acquisition-related expenses	13,297	12,643	26,060	25,446
Equity (gain) loss on JVs	(3,652)	13,371	(52,048)	19,444
Loss (gain) on other equity method investments	2,682	(2,792)	8,086	(2,792)
AB Funds reimbursement expense	—	14,296	—	14,296
Total of non-GAAP adjustments before interest on borrowings	13,877	39,228	(15,800)	79,364
Interest on borrowings	7,099	8,463	14,306	15,601
Sub-total of non-GAAP adjustments	20,976	47,691	(1,494)	94,965
Less: Net income of consolidated entities attributable to non-controlling interests	17,148	(3,179)	30,299	(2,284)
Adjusted operating income	292,980	272,964	584,159	555,712
Less: Interest on borrowings	7,099	8,463	14,306	15,601
Adjusted pre-tax income	285,881	264,501	569,853	540,111
Less: Adjusted income taxes	16,594	17,642	32,331	34,729
Adjusted net income	$269,287	$246,859	$537,522	$505,382

Net income per AB Unit, GAAP basis	$0.86	$0.71	$1.85	$1.46
Impact of non-GAAP adjustments	0.05	0.13	(0.04)	0.25
Adjusted net income per AB Unit	$0.91	$0.84	$1.81	$1.71

Operating margin, GAAP basis	23.2%	20.7%	24.7%	21.2%
Impact of non-GAAP adjustments	9.8	11.6	8.5	11.8
Adjusted operating margin	33.0%	32.3%	33.2%	33.0%

Index

Adjusted operating income for the three months ended June 30, 2026 increased $20.0 million, or 7.3%, from the three months ended June 30, 2025, primarily due to higher investment advisory base fees of $56.6 million, partially offset by higher employee compensation and benefits expense of $21.7 million, lower performance-based fees of $5.8 million, lower investment gains of $5.3 million and higher general and administrative expense of $2.6 million.

Adjusted operating income for the six months ended June 30, 2026 increased $28.4 million, or 5.1%, from the six months ended June 30, 2025, primarily due to higher investment advisory base fees of $94.1 million and higher other revenues of $4.0 million, partially offset by higher employee compensation and benefits expense of $39.5 million, lower performance-based fees of $22.0 million and higher general and administrative expense of $7.7 million.

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
We adjust investment advisory and services fees and other revenues for pass through costs, primarily related to our transfer agent and shareholder servicing fees. Also, we adjust for certain investment advisory and services fees passed through to our investment advisors. These fees do not affect operating income, as such, we exclude these fees from adjusted net revenues. We also adjust for certain pass through costs associated with the transition of services to the JV entered into with SocGen. These amounts are expensed by us and passed to the JV for reimbursement. These fees do not affect operating income, as such, we exclude these fees from adjusted net revenues.
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
We also adjust net revenues to exclude our portion of the equity income or loss associated with our equity method investments, including our investment in the JV and reinsurance sidecars, as we don't consider this activity part of our core business operations and these investments generate non-cash volatility which distort core earnings performance. Effective April 1, 2024 following the close of the transaction with SocGen, we record all income or loss associated with the JV as an equity method investment income (loss). As we no longer consider this activity part of our core business operations and our intent is to fully divest from the joint venture, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted net revenues. On January 1, 2026, AB entered into an Amended and Restated Shareholder agreement with SocGen (the "Amendment Agreement") and exercised the AB option (as discussed above) to deliver a 17.7% interest in the NA JV to SocGen. The prepaid consideration received was in excess of the carrying value of the 17.7% equity in the NA JV resulting in a gain of $48.4 million recognized in the first quarter of 2026.

Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the equity compensation paid by EQH to certain AB executives, (3) retirement plan settlement loss, (4) acquisition-related expenses (income), (5) income (loss) related to our equity method

Index
investments, (6) AB Funds reimbursement expense, (7) interest on borrowings and (8) the impact of consolidated company-sponsored investment funds.
Long-term incentive compensation awards that are notionally invested in AB investment services are economically hedged to reduce the firm's exposure to market movements through the purchase and holding of these investments on AB’s balance sheet. Fluctuation in the value of investments is recorded within investment gains and losses on the income statement. Management believes it is useful to reflect the offset achieved from economically hedging the market exposure of these investments in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures exclude gains and losses and dividends and interest on employee long-term incentive compensation-related investments included in revenues and compensation expense.
The board of directors of EQH granted equity awards to Mr. Bernstein, our CEO, and other AB executives for their membership on the EQH Management Committee. These individuals may receive additional equity or cash compensation from EQH in the future related to their service on the Management Committee. Any awards granted to these individuals by EQH are recorded as compensation expense in AB’s consolidated statement of income. The compensation expense associated with these awards has been excluded from our non-GAAP measures because they are non-cash and are based upon EQH's, and not AB's, financial performance.
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
We also adjust operating income to exclude our portion of the equity income or loss associated with our equity method investments, including our investment in the JV and reinsurance sidecar, as we don't consider this activity part of our core business operations and these investments generate non-cash volatility which distort core earnings performance. Effective April 1, 2024, following the close of the transaction with SocGen, we record all income or loss associated with the JV as an equity method investment (income) loss. As we no longer consider this activity part of our core business operations and our intent is to fully divest from the joint venture, we consider these amounts temporary, and as such, we exclude these amounts from our adjusted operating income. On January 1, 2026, AB entered into the Amendment Agreement with SocGen and exercised the AB option (as discussed above) to deliver a 17.7% interest in the NA JV to SocGen. The prepaid consideration received was in excess of the carrying value of the 17.7% equity in the NA JV resulting in a gain of $48.4 million recognized in the first quarter of 2026.
During the first quarter of 2025, we identified an error in the billing practices of a third-party service provider, who had over billed certain AB mutual funds for omnibus account services, sub-accounting services, and related transfer agency expenses in prior years. The matter remains in dispute with the service provider. In the second quarter of 2025, at the request of the mutual fund Board, AB agreed to reimburse the affected funds for the entirety of the overpayment plus interest. We have adjusted operating income to exclude these reimbursements. We believe adjusting for these costs is useful for our investors and other users of our financial statements as such presentation appropriately reflects the non-core nature of this expenditure.
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

Net Revenues

The components of net revenues are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$159,570	$151,111	$8,459	5.6%	$314,789	$302,405	$12,384	4.1%
Performance-based fees	27,170	11,774	15,396	130.8	85,701	32,350	53,351	164.9
	186,740	162,885	23,855	14.6	400,490	334,755	65,735	19.6
Retail:
Base fees	394,347	384,187	10,160	2.6	788,154	776,073	12,081	1.6
Performance-based fees	10,055	7,493	2,562	34.2	10,840	8,010	2,830	35.3
	404,402	391,680	12,722	3.2	798,994	784,083	14,911	1.9
Private Wealth:
Base fees	306,385	270,021	36,364	13.5	606,541	544,707	61,834	11.4
Performance-based fees	9,419	19,392	(9,973)	(51.4)	16,135	35,545	(19,410)	(54.6)
	315,804	289,413	26,391	9.1	622,676	580,252	42,424	7.3
Total:
Base fees	860,302	805,319	54,983	6.8	1,709,484	1,623,185	86,299	5.3
Performance-based fees	46,644	38,659	7,985	20.7	112,676	75,905	36,771	48.4
	906,946	843,978	62,968	7.5	1,822,160	1,699,090	123,070	7.2

Distribution revenues	200,919	198,367	2,552	1.3	403,737	397,387	6,350	1.6
Dividend and interest income	29,201	36,137	(6,936)	(19.2)	59,671	70,487	(10,816)	(15.3)
Investment gains (losses)	13,505	(7,825)	21,330	n/m	44,564	(28,363)	72,927	n/m
Other revenues	32,945	33,912	(967)	(2.9)	68,115	64,092	4,023	6.3
Total revenues	1,183,516	1,104,569	78,947	7.1	2,398,247	2,202,693	195,554	8.9
Less: broker-dealer related interest expense	12,512	15,662	(3,150)	(20.1)	25,517	33,179	(7,662)	(23.1)
Net revenues	$1,171,004	$1,088,907	$82,097	7.5	$2,372,730	$2,169,514	$203,216	9.4%

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.0%, 5.9% and 0.4% of the assets we manage for private wealth clients, institutional clients and retail clients, respectively (in total, 3.9% of our AUM).

For the three months ended June 30, 2026, our investment advisory and services fees increased by $63.0 million, or 7.5%, from the three months ended June 30, 2025, due to a $55.0 million, or 6.8%, increase in base fees and a $8.0 million, or 20.7%, increase in performance-based fees. The increase in base fees is primarily due to an 10.2% increase in average AUM, partially offset by a decrease in portfolio fee rate. Performance-based fees increased primarily due to higher performance fees earned on our Credit Value and Select Absolute Alpha, partially offset by lower performance fees earned on our Private Credit.

For the six months ended June 30, 2026, our investment advisory and services fees increased by $123.1 million, or 7.2%, from the six months ended June 30, 2025, due to a $86.3 million, or 5.3%, increase in base fees and a $36.8 million, or 48.4%, increase in performance-based fees. The increase in base fees is primarily due to an 9.7% increase in average AUM, partially offset by a decrease in portfolio fee rate. Performance-based fees increased primarily due to higher performance fees earned on our Credit Value and Select Absolute Alpha, partially offset by lower performance fees earned on our Private Credit.

Institutional base fees for the three months ended June 30, 2026 increased by $8.5 million, or 5.6%, from the three months ended June 30, 2025, primarily due to a 10.4% increase in average AUM, partially offset by a decrease in portfolio fee rate. Retail base fees for the three months ended June 30, 2026 increased by $10.2 million, or 2.6%, from the three months ended June 30, 2025, primarily due to a 7.2% increase in average AUM, partially offset by a decrease in portfolio fee rate. Private Wealth base fees for the three months ended June 30, 2026 increased $36.4 million, or 13.5%, from the three months ended June 30, 2025, primarily due to a 17.0% increase in average AUM, partially offset by a decrease in portfolio fee rate.

Institutional base fees for the six months ended June 30, 2026 increased by $12.4 million, or 4.1%, from the six months ended June 30, 2025, primarily due to a 10.2% increase in average AUM, partially offset by a decrease in portfolio fee rate. Retail

Index
base fees for the six months ended June 30, 2026 increased by $12.1 million, or 1.6%, from the six months ended June 30, 2025, primarily due to a 6.5% increase in average AUM, partially offset by a decrease in portfolio fee rate. Private Wealth base fees for the six months ended June 30, 2026 increased $61.8 million, or 11.4%, from the six months ended June 30, 2025, primarily due to a 16.1% increase in average AUM, partially offset by a decrease in portfolio fee rate.

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

Distribution revenues for the three months ended June 30, 2026 increased $2.6 million, or 1.3%, compared to the three months ended June 30, 2025, primarily due to the corresponding average AUM of these mutual funds increasing 6.6%, partially offset by a shift in product mix to mutual funds which have lower distribution rates. Distribution revenues for the six months ended June 30, 2026 increased $6.4 million, or 1.6%, compared to the six months ended June 30, 2025, primarily due to the corresponding average AUM of these mutual funds increasing 5.7%, partially offset by a shift in product mix to mutual funds which have lower distribution rates.

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

For the three months ended June 30, 2026, dividend and interest income decreased $6.9 million, or 19.2%, compared to the three months ended June 30, 2025, primarily due to lower interest earned on customer margin accounts and U.S. Treasury Bills. For the six months ended June 30, 2026, dividend and interest income decreased $10.8 million, or 15.3%, compared to the six months ended June 30, 2025, primarily due to lower interest earned on customer margin accounts and U.S. Treasury Bills.

Broker-dealer related interest expense for the three months ended June 30, 2026 decreased $3.2 million, or 20.1%, compared to the three months ended June 30, 2025, primarily due to lower interest paid on cash balances in customers' brokerage accounts, as a result of lower interest rates and lower cash balances in client accounts. Broker-dealer related interest expense for the six months ended June 30, 2026 decreased $7.7 million, or 23.1%, compared to the six months ended June 30, 2025, primarily due to lower interest paid on cash balances in customers' brokerage accounts, as a result of lower interest rates and lower cash balances in client accounts.

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

Index
Investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$10,893	$23	$11,576	$989
Unrealized (losses) gains	(7,427)	2,315	(8,755)	667

Investments held by consolidated company-sponsored investment funds:
Realized gains	1,506	1,166	1,171	1,459
Unrealized gains	11,228	1,909	7	165

Seed capital and other investments:
Realized (losses) gains:
Seed capital and other	(345)	1,174	3,303	4,778
Derivatives	(1,597)	(286)	(7,155)	(11,946)
Unrealized gains (losses):
Seed capital and other	8,290	6,984	3,042	3,974
Derivatives	(11,903)	(10,536)	(2,423)	(11,558)

Brokerage-related investments:
Realized gains	2	9	93	50
Unrealized (losses)	(16)	(4)	(267)	(289)

Equity investments:
Gain (loss) on JV(1)	5,552	(13,371)	52,054	(19,444)
(Loss) gain on other equity method investments	(2,678)	2,792	(8,082)	2,792
	$13,505	$(7,825)	$44,564	$(28,363)
(1) During the first quarter of 2026, we recognized a gain of $48.4 million related to the exercise of the AB option as discussed above under Joint Venture with Societe Generale in this Item 2.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the General Accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended June 30, 2026 decreased $1.0 million, or 2.9%, compared to the three months ended June 30, 2025, primarily due to lower JV-related revenue reimbursements, partially offset by higher shareholder servicing fees. Other revenues for the six months ended June 30, 2026 increased $4.0 million, or 6.3%, compared to the six months ended June 30, 2025, primarily due to higher shareholder servicing fees, partially offset by lower JV related revenue reimbursements.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$471,127	$439,554	$31,573	7.2%	$938,684	$860,085	$78,599	9.1%
Promotion and servicing:
Distribution-related payments	194,074	197,521	(3,447)	(1.7)	390,670	398,180	(7,510)	(1.9)
Amortization of deferred sales commissions	21,156	21,150	6	—	42,651	41,311	1,340	3.2
Trade execution, marketing, T&E and other	42,082	40,819	1,263	3.1	82,599	77,332	5,267	6.8
	257,312	259,490	(2,178)	(0.8)	515,920	516,823	(903)	(0.2)
General and administrative	135,133	148,018	(12,885)	(8.7)	265,524	295,953	(30,429)	(10.3)
Interest on borrowings	7,099	8,463	(1,364)	(16.1)	14,306	15,601	(1,295)	(8.3)
Amortization of intangible assets	11,181	11,288	(107)	(0.9)	22,344	22,589	(245)	(1.1)
Total	$881,852	$866,813	$15,039	1.7	$1,756,778	$1,711,051	$45,727	2.7%

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 40.2% and 40.4% for the three months ended June 30, 2026 and 2025, respectively. Compensation expense as a percentage of net revenues was 39.6% for both the six months ended June 30, 2026 and 2025. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), continue to believe that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.2% and 1.1% of adjusted net revenues for the three months ended June 30, 2026 and June 30, 2025, and 1.1% and 1.0% of adjusted net revenues for the six months ended June 30, 2026 and June 30, 2025, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% for the three and six months ended June 30, 2026 and June 30, 2025.

For the three months ended June 30, 2026, employee compensation and benefits expense increased $31.6 million, or 7.2%, compared to the three months ended June 30, 2025, primarily due to higher incentive compensation of $19.3 million, higher commissions of $9.3 million and higher base compensation of $2.4 million. For the six months ended June 30, 2026, employee

Index
compensation and benefits expense increased $78.6 million, or 9.1%, compared to the six months ended June 30, 2025, due to higher incentive compensation of $39.5 million, higher commissions of $22.1 million, higher base compensation of $7.7 million, higher fringe benefits of $6.5 million and higher other employment costs of $2.7 million.

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

Promotion and servicing expenses decreased $2.2 million, or 0.8%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The slight decrease was primarily due to lower distribution-related payments of $3.4 million, partially offset by higher transfer fees of $0.5 million and higher marketing and communication expense of $0.4 million. Promotion and servicing expenses decreased $0.9 million, or 0.2%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to lower distribution-related payments of $7.5 million, partially offset by higher marketing and communication expense of $3.6 million and higher travel and entertainment expenses of $2.8 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 11.5% and 13.6% for the three months ended June 30, 2026 and 2025, respectively. General and administrative expenses as a percentage of net revenues were 11.2% and 13.6% for the six months ended June 30, 2026 and 2025, respectively.

General and administrative expenses decreased $12.9 million, or 8.7%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to a $14.3 million AB Funds reimbursement expense related to a disputed billing practice of a third-party service provider in the prior year quarter, a favorable foreign exchange impact of $5.2 million and lower portfolio services and related expenses of $2.8 million, partially offset by higher technology and related expenses of $4.5 million and office-related expenses of $2.0 million. General and administrative expenses decreased $30.4 million, or 10.3%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a retirement plan settlement loss of $20.8 million in 2025, a $14.3 million AB Funds reimbursement expense related to a disputed billing practice of a third-party service provider in 2025, a favorable foreign exchange impact of $5.6 million and lower portfolio services and related expenses of $2.9 million, partially offset by higher technology and related expenses of $6.4 million, higher office-related expenses of $4.6 million and higher professional fees of $2.6 million.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended June 30, 2026 interest on borrowings decreased $1.4 million, or 16.1%, compared to the three months ended June 30, 2025. The decrease was primarily due to lower weighted average interest rates and lower weighted average borrowings. For the six months ended June 30, 2026 interest on borrowings decreased $1.3 million, or 8.3%, compared to the six months ended June 30, 2025. The decrease was primarily due to lower weighted average interest rates, partially offset by higher weighted average borrowings.

Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $0.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Amortization of intangible assets decreased $0.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

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

Income tax expense for the three months ended June 30, 2026 increased $2.0 million, or 13.3%, compared to the three months ended June 30, 2025. The increase was primarily due to higher pre-tax income. Income tax expense for the six months ended June 30, 2026 increased $5.5 million, or 18.5%, compared to the six months ended June 30, 2025. The increase was primarily due to higher pre-tax income. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and six months ended June 30, 2026.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds and certain other investments. For the three months ended June 30, 2026, we had $17.1 million of net income of consolidated entities attributable to non-controlling interests compared to net losses of $3.2 million for the three months ended June 30, 2025. The increase is driven by higher net income of a consolidated investment attributable to limited partnership interest owned by non-controlling investors. For the six months ended June 30, 2026, we had $30.3 million of net income of consolidated entities attributable to non-controlling interests compared to net losses of $2.3 million for the six months ended June 30, 2025. The increase is driven by higher net income of a consolidated investment attributable to limited partnership interest owned by non-controlling investors.

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

During the first six months of 2026, net cash provided by operating activities was $950.1 million compared to net cash provided by operating activities of $489.8 million during the corresponding 2025 period. The increase is primarily due to a decrease in net broker dealer assets of $230.6 million, the net activity of our consolidated company-sponsored investment funds of $188.3 million, a decrease in investments of $135.3 million and an increase in net income of $88.4 million (net of non cash adjustments), partially offset by a decrease in accounts payable and accrued liabilities of $92.7 million and an increase in fees receivable of $74.6 million.

During the first six months of 2026, net cash used in investing activities was $21.0 million, compared to net cash used in investing activities of $18.2 million during the corresponding 2025 period. The change is due to higher purchases of furniture, equipment and leasehold improvements of $2.8 million.

During the first six months of 2026, net cash used in financing activities was $818.2 million, compared to net cash used in financing activities of $491.7 million during the corresponding 2025 period. The change is primarily due to a decrease in third-party capital invested into consolidated company-sponsored investment funds, net of $194.0 million and an increase in debt repayments of $170.0 million, partially offset by lower cash distributions to Unitholders of $19.8 million and a decrease in purchases of AB Holding Units to fund long term incentive compensation of $15.9 million.

As of June 30, 2026, AB had $896.5 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consists primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $375.4 million.

Index

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

There have been no updates to our critical accounting estimates during the second quarter of 2026 from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2025.

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

Index
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk during the second quarter of 2026 from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2025.
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

Changes in Internal Control over Financial Reporting

In January 2026, the Company completed the implementation of a new accounting and financial reporting software system (the "software system"). As part of this implementation, the Company updated its internal controls over financial reporting to address changes in business processes resulting from the new software system. There were no other changes in our internal control over financial reporting that occurred during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

Part II

Index

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the second quarter of 2026 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/26 - 4/30/26	—	$—	—	—
5/1/26 - 5/31/26	—	—	—	—
6/1/26 - 6/30/26(1)	2,200	37.11	—	—
Total	2,200	$37.11	—	—

(1)During the second quarter of 2026, AB purchased 2,200 AB Units in private transactions and retired them.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

No directors or officers adopted or terminated a 10b5-1 trading arrangement or non-10b5-1 trading arrangement during the second quarter of 2026.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 31, 2026	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

		By:	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer