Form 10-Q
period 2026-09-30
ALLIANCEBERNSTEIN L.P.
filed 2026-10-29
CIK 1109448

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of units of limited partnership interest outstanding as of September 30, 2026 was 293,146,945.

Index
ALLIANCEBERNSTEIN L.P.

Index
Part I
FINANCIAL INFORMATION
Item 1.    Financial Statements
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$663,772	$778,847
Cash, segregated	200,000	—
Securities segregated, at fair value (cost: $378,607 and $496,263)	379,188	499,063
Receivables, net:
Brokers and dealers	49,272	32,829
Brokerage clients	1,812,808	1,607,527
AB funds fees	491,142	410,883
Other fees	140,585	139,755
Investments:
Equity Method	294,416	255,034
Other	411,033	275,979
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	8,137	17,726
Investments	466,723	330,534
Other assets	32,026	25,120
Furniture, equipment and leasehold improvements, net	248,672	248,030
Goodwill	3,598,591	3,598,591
Intangible assets, net	132,837	166,415
Deferred sales commissions, net	127,655	165,300
Right-of-use assets	457,205	454,988
Other assets	329,094	271,155
Total assets	$9,843,156	$9,277,776

Index

	September 30, 2026	December 31, 2025

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$176,423	$214,454
Brokerage clients	2,153,052	1,936,726
AB mutual funds	1,017	305
Contingent consideration liability	8,732	8,605
Accounts payable and accrued expenses	292,049	381,211
Lease liabilities	521,553	518,578
Liabilities of consolidated company-sponsored investment funds	31,210	25,281
Accrued compensation and benefits	860,173	367,498
Debt	755,000	810,000
Total liabilities	4,799,209	4,262,658
Commitments and contingencies (See Note 12)

Redeemable non-controlling interest of consolidated entities	275,066	178,967

Capital:
General Partner	48,191	48,694
Limited partners: 293,146,945 and 293,508,421 units issued and outstanding	4,867,719	4,916,978
Payables to (receivables from) affiliates	545	(260)
AB Holding Units held for long-term incentive compensation plans	(99,063)	(72,869)
Accumulated other comprehensive (loss)	(61,646)	(57,389)
Partners’ capital attributable to AB Unitholders	4,755,746	4,835,154
Non-redeemable non-controlling interests in consolidated entities	13,135	997
Total capital	4,768,881	4,836,151
Total liabilities, non-controlling interest and capital	$9,843,156	$9,277,776

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Investment advisory and services fees	$989,970	$874,450	$2,812,130	$2,573,540
Distribution revenues	197,280	210,424	601,017	607,811
Dividend and interest income	30,511	35,944	90,182	106,431
Investment (losses) gains	(11,454)	(2,721)	33,110	(31,084)
Other revenues	32,598	34,253	100,713	98,345
Total revenues	1,238,905	1,152,350	3,637,152	3,355,043
Less: Broker-dealer related interest expense	13,340	15,203	38,857	48,382
Net revenues	1,225,565	1,137,147	3,598,295	3,306,661

Expenses:
Employee compensation and benefits	564,223	450,793	1,502,907	1,310,878
Promotion and servicing:
Distribution-related payments	189,673	208,435	580,343	606,615
Amortization of deferred sales commissions	19,659	20,872	62,310	62,183
Trade execution, marketing, T&E and other	40,593	36,907	123,192	114,239
General and administrative	145,792	118,203	411,316	414,156
Interest on borrowings	4,929	7,167	19,235	22,768
Amortization of intangible assets	11,150	11,293	33,494	33,882
Total expenses	976,019	853,670	2,732,797	2,564,721

Operating income	249,546	283,477	865,498	741,940

Income taxes	11,191	17,085	46,137	46,566

Net income	238,355	266,392	819,361	695,374

Net (loss) income of consolidated entities attributable to non-controlling interests	(18,549)	7,129	11,750	4,845

Net income attributable to AB Unitholders	$256,904	$259,263	$807,611	$690,529

Net income per AB Unit	$0.87	$0.88	$2.72	$2.34

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$238,355	$266,392	$819,361	$695,374
Other comprehensive income (loss):
Foreign currency translation adjustment, before tax	1,445	(7,297)	(4,192)	29,730
Income tax benefit (expense)	66	(149)	(65)	(334)
Foreign currency translation adjustments, net of tax	1,511	(7,446)	(4,257)	29,396
Changes in employee benefit related items:
Amortization of prior service cost	—	—	—	611
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation	—	—	—	(22,898)
Changes in employee benefit related items	—	—	—	23,509
Income tax (expense)	—	—	—	(147)
Employee benefit related items, net of tax	—	—	—	23,362
Other comprehensive income (loss)	1,511	(7,446)	(4,257)	52,758
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(18,549)	7,129	11,750	4,845
Comprehensive income attributable to AB Unitholders	$258,415	$251,817	$803,354	$743,287

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Partners' Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General Partner’s Capital
Balance, beginning of period	$48,729	$47,832	$48,694	$49,519
Net income	2,569	2,594	8,076	6,906
Cash distributions to General Partner	(2,702)	(2,479)	(8,498)	(8,471)
Long-term incentive compensation plans activity	(5)	9	12	(13)
(Retirement) issuance of AB Units, net	(403)	53	(93)	68
Issuance of AB Units in connection with EQH Amended Exchange Agreement	—	8,202	—	8,202
(Retirement) of AB Units in connection with EQH Amended Exchange Agreement	—	(8,202)	—	(8,202)
Other	3	—	—	—
Balance, end of period	48,191	48,009	48,191	48,009
Limited Partners' Capital
Balance, beginning of period	4,920,729	4,831,485	4,916,978	4,999,616
Net income	254,335	256,669	799,535	683,623
Cash distributions to Unitholders	(267,152)	(244,681)	(840,545)	(837,724)
Long-term incentive compensation plans activity	(544)	851	1,211	(1,327)
(Retirement) issuance of AB Units, net	(39,977)	5,290	(9,460)	5,426
Issuance of AB Units in connection with EQH Amended Exchange Agreement	—	811,986	—	811,986
(Retirement) of AB Units in connection with EQH Amended Exchange Agreement	—	(811,986)	—	(811,986)
Other	328	—	—	—
Balance, end of period	4,867,719	4,849,614	4,867,719	4,849,614
Payables to (receivables from) Affiliates
Balance, beginning of period	147	(2,421)	(260)	(2,893)
Long-term incentive compensation awards expense	488	344	1,530	1,017
Capital contributions (to) from AB Holding	(90)	2,289	(725)	2,088
Balance, end of period	545	212	545	212
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of period	(111,111)	(94,436)	(72,869)	(62,366)
Purchases of AB Holding Units for long-term compensation plans, net	(37,053)	(3,594)	(64,805)	(47,240)
Retirement (issuance) of AB Units, net	40,201	(5,387)	10,765	(5,040)
Long-term incentive compensation awards expense	8,813	3,797	30,418	13,934
Revaluation of AB Holding Units held in rabbi trust	426	(1,031)	(2,233)	61
Other	(339)	—	(339)	—
Balance, end of period	(99,063)	(100,651)	(99,063)	(100,651)

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(63,157)	(50,377)	(57,389)	(110,581)
Foreign currency translation adjustment, net of tax	1,511	(7,446)	(4,257)	29,396
Changes in employee benefit related items, net of tax	—	—	—	23,362
Balance, end of period	(61,646)	(57,823)	(61,646)	(57,823)
Total Partners' Capital attributable to AB Unitholders	4,755,746	4,739,361	4,755,746	4,739,361
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of period	1,109	1,635	997	1,348
Net (loss) income	(12,594)	169	12,093	702
Distributions from (to) non-controlling interests, net	24,590	(318)	—	(592)
Contributions from non-controlling interest	30	15	45	43
Balance, end of period	13,135	1,501	13,135	1,501
Total Capital	$4,768,881	$4,740,862	$4,768,881	$4,740,862
See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net income	$819,361	$695,374

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	62,310	62,183
Non-cash long-term incentive compensation expense	31,948	14,951
Depreciation and other amortization	67,419	65,009
Unrealized losses (gains) on investments	3,178	(16,147)
(Gains) losses on equity method investments	(41,713)	32,343
Unrealized losses (gains) on investments of consolidated company-sponsored investment funds	11,232	(4,598)
Non-cash lease expense	55,985	53,053
Retirement plan loss	—	17,733
Other, net	16,031	5,119
Changes in assets and liabilities:
Decrease in securities, segregated	119,875	75,034
(Increase) decrease in receivables	(314,196)	46,160
(Increase) in investments	(30,603)	(16,928)
(Increase) in deferred sales commissions	(24,664)	(48,793)
(Increase) decrease in other assets	(51,839)	2,880
(Increase) in investments of consolidated company-sponsored investment funds	(147,421)	(208,253)
(Increase) in other assets of consolidated company-sponsored investment funds	(6,906)	(15,142)
Increase in liabilities of consolidated company-sponsored investment funds	5,929	32,329
Increase (decrease) in payables	182,198	(172,690)
(Decrease) in accounts payable and accrued expenses	(91,493)	(1,268)
Increase in accrued compensation and benefits	493,465	379,409
Cash payments to relieve operating lease liabilities	(50,863)	(49,702)
Net cash provided by operating activities	1,109,233	948,056

Index

	Nine Months Ended September 30,
	2026	2025
Cash flows from investing activities:
Purchases of investments	(105,883)	—
Purchases of furniture, equipment and leasehold improvements	(34,883)	(27,849)
Net cash (used in) investing activities	(140,766)	(27,849)

Cash flows from financing activities:
(Repayment of) debt, net	(55,000)	(245,000)
Distributions to General Partner and Unitholders	(849,043)	(846,195)
Third-party capital invested into consolidated company-sponsored investment funds, net	84,349	106,340
Capital contributions (to) from AB Holding	(1,743)	807
Purchases of AB Holding Units for long-term incentive compensation plan awards, net	(64,805)	(47,240)
Other, net	(2,989)	(4,267)
Net cash (used in) financing activities	(889,231)	(1,035,555)

Effect of exchange rate changes on cash and cash equivalents	(3,900)	34,283

Net increase (decrease) in cash, cash equivalents and segregated cash	75,336	(81,065)
Cash, cash equivalents and segregated cash as of beginning of the period	796,573	834,033
Cash, cash equivalents and segregated cash as of end of the period	$871,909	$752,968

Non-cash financing activities:
Retirement of AB Units in connection with EQH Amended Exchange Agreement	$—	$(820,188)
Issuance of AB Units in connection with EQH Amended Exchange Agreement	$—	$820,188

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index
ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026
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

As of September 30, 2026, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	68.3%
AB Holding	31.1
Unaffiliated holders	0.6
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 68.3% economic interest in AB as of September 30, 2026.

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

During the three months ended September 30, 2026, a year to date adjustment of approximately $24.6 million of net income of consolidated entities attributable to non-controlling interests was reclassified to compensation and benefits expense on the condensed consolidated statements of income. This reclass had no impact on net income attributable to AB Unitholders for the three or nine months ended September 30, 2026, or any period previously reported.

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

3. Revenue Recognition

Revenues for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$868,548	$852,478	$2,578,032	$2,475,663
Performance-based fees	121,422	21,972	234,098	97,877
Distribution revenues
All-in-management fees	88,546	90,754	269,241	266,124
12b-1 fees	14,583	16,008	44,121	47,508
Other distribution fees	94,151	103,662	287,655	294,179
Other revenues
Shareholder servicing fees	22,655	21,176	70,595	59,096
JV related revenues	6,055	9,242	19,044	27,589
Other	3,253	2,932	9,193	10,044
	1,219,213	1,118,224	3,511,979	3,278,080
Not subject to contracts with customers:
Dividend and interest income, net of broker-dealer related interest expense	17,171	20,741	51,325	58,049
Investment (losses) gains	(11,454)	(2,721)	33,110	(31,084)
Other revenues	635	903	1,881	1,616
	6,352	18,923	86,316	28,581
Total net revenues	$1,225,565	$1,137,147	$3,598,295	$3,306,661

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

Index
AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

Repurchases of AB Holding Units for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	1.1	0.1	1.9	1.3
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$38.4	$4.1	$67.1	$47.8
Open Market Purchases of AB Holding Units Purchased (1)	1.0	0.1	1.6	1.1
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$38.3	$3.9	$59.9	$42.3
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

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2026 expired at the close of business on October 26, 2026. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program and for other corporate purposes.

During the first nine months of both 2026 and 2025, we awarded to employees and Eligible Directors 1.6 million restricted AB Holding Unit awards. We use AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units for these awards.

5.     Net Income per Unit

Net income per Unit is derived by reducing net income for the 1.0% general partnership interest and dividing the remaining 99.0% by the weighted average number of limited partnership units outstanding for each period. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$256,904	$259,263	$807,611	$690,529

Weighted average limited partnership Units outstanding	293,888	292,116	294,048	292,122

Net income per AB Unit	$0.87	$0.88	$2.72	$2.34

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

On October 27, 2026, the General Partner declared a distribution of $0.96 per AB Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2026. The General Partner, as a result of its 1.0% general partnership interest, is entitled to receive 1.0% of each distribution. The distribution is payable on November 19, 2026 to holders of record on November 6, 2026.

7.     Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of September 30, 2026, the Company maintained cash and U.S. Treasury securities in special reserve bank accounts for the exclusive benefit of brokerage customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. The amounts of cash and U.S. Treasury Bills segregated for regulatory purposes were $200.0 million and $379.2 million, respectively, as of September 30, 2026. The amount of U.S. Treasury Bills segregated for regulatory purposes were $498.6 million, as of December 31, 2025.

8.     Investments

Investments consist of:

	September 30, 2026	December 31, 2025
	(in thousands)
U.S. Treasury Bills	$209,414	$—
Equity securities:
Long-term incentive compensation-related	38,013	35,212
Seed capital	99,868	176,545
Other	42	143
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	2,369	18,845
Seed capital	38,591	26,939
Equity method investments:
Joint ventures	192,495	247,605
Other equity method investments	101,921	7,429
Time deposits	6,283	6,365
Other	16,453	11,930
Total investments	$705,449	$531,013

Total investments related to long-term incentive compensation obligations of $40.4 million and $54.1 million as of September 30, 2026 and December 31, 2025, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us

Index
to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds and other private alternative investment vehicles. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidate. As of September 30, 2026 and December 31, 2025, our total seed capital investments were $339.3 million and $372.1 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.

Investment in the joint venture on the condensed consolidated statement of financial condition is accounted for under the equity method of accounting.

During the fourth quarter of 2024, we entered into a non-exclusive agreement with Reinsurance Group of America, Incorporated (“RGA”) under which we committed to invest $100.0 million in a reinsurance sidecar vehicle sponsored by RGA and focused on the U.S. asset-intensive reinsurance market. During the three months ended September 30, 2026, we funded $99.9 million of this commitment. As of September 30, 2026, we have funded our total commitment of $100.0 million. The investment on the condensed consolidated statement of financial condition is accounted for under the equity method of accounting, recorded on a quarter lag and represents an approximate 20.9% equity method investment in the RGA sidecar.

The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net (losses) gains recognized during the period	$(3,766)	$11,928	$5,356	$22,336
Less: net gains recognized during the period on equity securities sold during the period	3,286	—	18,166	5,767
Unrealized (losses) gains recognized during the period on equity securities held	$(7,052)	$11,928	$(12,810)	$16,569

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

Index
The notional value and fair value as of September 30, 2026 and December 31, 2025 for derivative instruments not designated as hedging instruments were as follows:

		Fair Value
	Notional Value	Derivative Assets	Derivative Liabilities
	(in thousands)
September 30, 2026:
Exchange-traded futures	$202,002	$4,286	$194
Currency forwards	116,363	7,235	4,597
Interest rate swaps	5,575	682	—
Credit default swaps	440,454	2,368	10,447
Total return swaps	27,524	716	400
Option swaps	50,026	6,053	149
Total derivatives	$841,944	$21,340	$15,787

December 31, 2025:
Exchange-traded futures	$200,332	$832	$366
Currency forwards	88,910	5,073	6,102
Interest rate swaps	7,185	181	12
Credit default swaps	371,581	864	10,551
Total return swaps	157,940	1,140	419
Option swaps	50,196	4,895	165
Total derivatives	$876,144	$12,985	$17,615

As of September 30, 2026 and December 31, 2025, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our condensed consolidated statements of financial condition.

The gains and losses for derivative instruments for the three and nine months ended September 30, 2026 and 2025 recognized in investment gains (losses) in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Exchange-traded futures	$7,562	$(3,782)	$1,313	$(7,415)
Currency forwards	1,315	809	4,942	(4,966)
Interest rate swaps	526	9	12	(301)
Credit default swaps	254	(1,445)	(1,740)	(3,932)
Total return swaps	590	168	(5,625)	(9,209)
Option swaps	898	(638)	2,523	(2,906)
Net gains (losses) on derivative instruments	$11,145	$(4,879)	$1,425	$(28,729)

We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of September 30, 2026 and December 31, 2025, we held $6.8 million and $5.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our condensed consolidated statements of financial condition.

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

Our standardized contracts for over-the-counter derivative transactions, known as ISDA master agreements, provide for collateralization. As of September 30, 2026 and December 31, 2025, we delivered $10.8 million and $10.3 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our condensed consolidated statement of financial condition.

10.     Offsetting Assets and Liabilities

See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.

Offsetting of assets as of September 30, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral	Net Amount
	(in thousands)
September 30, 2026:
Securities borrowed	$17,415	$—	$17,415	$(16,992)	$—	$423
Derivatives	$21,340	$—	$21,340	$—	$(6,762)	$14,578
December 31, 2025:
Securities borrowed	$14,689	$—	$14,689	$(14,539)	$—	$150
Derivatives	$12,985	$—	$12,985	$—	$(5,547)	$7,438
Offsetting of liabilities as of September 30, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral	Net Amount
	(in thousands)
September 30, 2026:
Securities loaned	$2,284	$—	$2,284	$—	$(2,214)	$70
Derivatives	$15,787	$—	$15,787	$—	$(10,844)	$4,943
December 31, 2025:
Securities loaned	$51,488	$—	$51,488	$—	$(50,170)	$1,318
Derivatives	$17,615	$—	$17,615	$—	$(10,293)	$7,322

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Total
September 30, 2026:
Money markets	$82,295	$—	$—	$—	$82,295
Securities segregated (U.S. Treasury Bills)	—	379,188	—	—	379,188
Derivatives	4,286	17,054	—	—	21,340
Investments:
U.S. Treasury Bills	—	209,414	—	—	209,414
Equity securities	94,645	42,112	126	1,040	137,923
Other investments	8,513	—	—	—	8,513
Total investments	103,158	251,526	126	1,040	355,850
Total assets measured at fair value	$189,739	$647,768	$126	$1,040	$838,673

Derivatives	$194	$15,593	$—	$—	$15,787
Contingent payment arrangements	—	—	8,732	—	8,732
Total liabilities measured at fair value	$194	$15,593	$8,732	$—	$24,519

December 31, 2025:
Money markets	$175,029	$—	$—	$—	$175,029
Securities segregated (U.S. Treasury Bills)	—	498,649	—	—	498,649
Derivatives	832	12,153	—	—	12,985
Equity securities	145,217	66,519	127	37	211,900
Other investments	9,003	—	—	—	9,003
Total assets measured at fair value	$330,081	$577,321	$127	$37	$907,566

Derivatives	$366	$17,249	$—	$—	$17,615
Contingent payment arrangements	—	—	8,605	—	8,605
Total liabilities measured at fair value	$366	$17,249	$8,605	$—	$26,220

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
During the nine months ended September 30, 2026 there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Balance as of beginning of period	$126	$121	$127	$121
Unrealized gains (losses), net	—	3	(1)	3
Balance as of end of period	$126	$124	$126	$124

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
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Balance as of beginning of period	$8,689	$8,520	$8,605	$9,385
Accretion	43	42	127	148
Payments	—	—	—	(971)
Balance as of end of period	$8,732	$8,562	$8,732	$8,562

Index
As of September 30, 2026, the expected revenue growth rates ranged from 2.0% to 8.0%, with a weighted average of 4.9%, calculated using cumulative revenues and range of revenue growth rates and a discount rate of 1.9%. As of September 30, 2025, the expected revenue growth rates ranged from 2.0% to 13.3%, with a weighted average of 6.8%, calculated using cumulative revenues and a range of revenue growth rates and a discount rate of 1.9%.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the nine months ended September 30, 2026 or during the year ended December 31, 2025.

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

Commitments

During the fourth quarter of 2024, we entered into a non-exclusive agreement with RGA under which we committed to invest $100.0 million in a reinsurance sidecar vehicle sponsored by RGA and focused on the U.S. asset-intensive reinsurance market. AB will manage private alternative assets for RGA’s general account as part of a separate transaction. During the three months ended September 30, 2026, we funded $99.9 million of this commitment. As of September 30, 2026, we have funded our total commitment of $100.0 million.
During the third quarter of 2025, we entered into a non-exclusive agreement with Carlyle Investment Management L.L.C. (the "Asset Management Sponsor") and Fortitude International Ltd. (the "Insurance Sponsor and/or their respective affiliates"), and together (the "Sponsors") under which we committed to invest $100.0 million in a reinsurance sidecar vehicle Carlyle FCA Re, L.P. (the "FCA Re Sidecar"). The FCA Re Sidecar is focused on reinsuring life and annuity liabilities in Asia. AB will manage private alternative assets for the Insurance Sponsor as part of a separate transaction. As of September 30, 2026, we have not funded any of this commitment.

13.     Leases

We lease office space, furniture and office equipment under various operating and financing leases. Our current leases have remaining lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

Index
Leases included in the condensed consolidated statement of financial condition as of September 30, 2026 and December 31, 2025 were as follows:

	Classification	September 30, 2026	December 31, 2025
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$439,680	$448,177
Operating lease liabilities	Lease liabilities	503,570	511,308

Finance Leases
Property and equipment, gross	Right-of-use assets	28,686	21,070
Amortization of right-of-use assets	Right-of-use assets	(11,161)	(14,259)
Property and equipment, net		17,525	6,811
Finance lease liabilities	Lease liabilities	17,983	7,270
The components of lease expense included in the condensed consolidated statement of income as of September 30, 2026 and September 30, 2025 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2026	2025	2026	2025
		(in thousands)
Operating lease cost	General and administrative	$17,149	$16,673	$51,458	$48,911
Financing lease cost:
Amortization of right-of-use assets	General and administrative	1,613	1,230	4,212	3,871
Interest on lease liabilities	Interest expense	202	90	407	298
Total finance lease cost		1,815	1,320	4,619	4,169
Variable lease (income) cost (1)	General and administrative	(3,569)	3,738	3,991	9,515
Sublease income	General and administrative	(1,092)	(716)	(3,280)	(1,981)
Net lease cost		$14,303	$21,015	$56,788	$60,614
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

Index
Maturities of lease liabilities were as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2026 (excluding the nine months ended September 30, 2026)	$12,344	$1,646	$13,990
2027	66,184	5,818	72,002
2028	60,517	4,497	65,014
2029	57,052	3,627	60,679
2030	56,037	2,821	58,858
Thereafter	444,154	1,045	445,199
Total lease payments	696,288	19,454	715,742
Less interest	(192,718)	(1,471)
Present value of lease liabilities	$503,570	$17,983

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	12.99
Finance leases	3.80
Weighted average discount rate:
Operating leases	4.66%
Finance leases	4.39%
Supplemental non-cash activity related to leases was as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	132	29,984
Finance leases	13,870	1,661
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

Index
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	September 30, 2026			December 31, 2025
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$7,979	$158	$8,137	$17,617	$109	$17,726
Investments	440,354	26,369	466,723	304,035	26,499	330,534
Other assets	31,702	324	32,026	24,778	342	25,120
Total assets	$480,035	$26,851	$506,886	$346,430	$26,950	$373,380

Liabilities	$31,108	$102	$31,210	$25,132	$149	$25,281
Redeemable non-controlling interest	264,115	10,951	275,066	169,091	9,876	178,967
Partners' capital attributable to AB Unitholders	184,812	15,798	200,610	152,207	16,925	169,132
Total liabilities, redeemable non-controlling interest and partners' capital	$480,035	$26,851	$506,886	$346,430	$26,950	$373,380
During the nine-month period ended September 30, 2026, we deconsolidated two funds in which we had a seed investment of approximately $29.6 million as of December 31, 2025, due to no longer having a controlling financial interest.

Changes in the redeemable non-controlling interest balance during the nine-month period ended September 30, 2026 are as follows (in thousands):

Redeemable non-controlling interest as of December 31, 2025	$178,967
Deconsolidated funds	(9,807)
Changes in third-party seed investments in consolidated funds	105,906
Redeemable non-controlling interest as of September 30, 2026	$275,066

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Index
Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	Level 1	Level 2	Total
September 30, 2026:
Investments - VIEs	$76,248	$364,106	$440,354
Investments - VOEs	445	25,924	26,369
Derivatives - VIEs	574	23,338	23,912
Total assets measured at fair value	$77,267	$413,368	$490,635

Derivatives - VIEs	$1,006	$22,975	$23,981
Total liabilities measured at fair value	$1,006	$22,975	$23,981

December 31, 2025:
Investments - VIEs	$22,477	$271,558	$294,035
Investments - VOEs	225	26,274	26,499
Derivatives - VIEs	70	20,007	20,077
Total assets measured at fair value	$22,772	$317,839	$340,611

Derivatives - VIEs	$112	$19,972	$20,084
Total liabilities measured at fair value	$112	$19,972	$20,084

See Note 11 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Balance as of beginning of period	$—	$—	$—	$—
Newly consolidated funds:
Consumer loan securities	—	27,347	—	27,347
Aviation securities	—	4,563	—	4,563
Transfers in	—	—	—	—
Unrealized gains, net	—	—	—	—
Balance as of end of period	$—	$31,910	$—	$31,910
Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.

Derivative Instruments
As of September 30, 2026 and December 31, 2025, the VIEs held $0.1 million and zero, respectively, of futures, forwards and swaps within their portfolios. For the three and nine months ended September 30, 2026, we recognized $0.9 million and $0.3 million of losses, respectively, on these derivatives. For the three and nine months ended September 30, 2025, we recognized $0.1 million of gains and $0.3 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed consolidated statements of income.

Index
As of September 30, 2026 and December 31, 2025, the VIEs held $0.3 million and zero, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our condensed consolidated statements of financial condition.
As of September 30, 2026 and December 31, 2025, the VIEs delivered $1.3 million and $0.5 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our condensed consolidated statements of financial condition.
As of September 30, 2026 and December 31, 2025, the VOEs held zero futures, forwards, options or swaps within their portfolios. For the three and nine months ended September 30, 2026, we recognized $0.2 million of losses on these derivatives. For the three and nine months ended September 30, 2025, we recognized no gains or losses on these derivatives. These gains and losses are recognized in investment gains (losses) in the condensed statements of income.
As of September 30, 2026 and December 31, 2025, the VOEs held no cash collateral payable to trade counterparties.
As of September 30, 2026 and December 31, 2025, the VOEs delivered no cash collateral in brokerage accounts.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of September 30, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2026:
Derivatives - VIEs	$23,912	$—	$23,912	$—	$(330)	$23,582
December 31, 2025:
Derivatives - VIEs	$20,077	$—	$20,077	$—	$—	$20,077

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of September 30, 2026 and December 31, 2025 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2026:
Derivatives - VIEs	$23,981	$—	$23,981	$—	$(1,330)	$22,651
December 31, 2025:
Derivatives - VIEs	$20,084	$—	$20,084	$—	$(492)	$19,592

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

Index
Non-Consolidated VIEs
As of September 30, 2026, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $74.6 billion; our maximum risk of loss is our investment of $47.9 million and our advisory fee receivables from these VIEs is $121.6 million. As of December 31, 2025, the net assets of company-sponsored investment products that were non-consolidated VIEs were approximately $51.3 billion; our maximum risk of loss was our investment of $40.4 million and our advisory fees receivable from these VIEs were $105.1 million.
15.     Units Outstanding

Changes in AB Units outstanding during the nine-month period ended September 30, 2026 were as follows:

Outstanding as of December 31, 2025	293,508,421
Units issued	1,393,242
Units retired (1)	(1,754,718)
Outstanding as of September 30, 2026	293,146,945
(1) During the nine months ended September 30, 2026, we purchased 8,550 AB Units in private transactions and retired them.

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

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2026, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency-related or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.

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

As of September 30, 2026 and December 31, 2025, we had no amounts outstanding under the Credit Facility. Furthermore, during the first nine months of 2026 and the full year 2025, we did not draw upon the Credit Facility.

EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

The EQH Facility contains affirmative, negative and financial covenants which are substantially similar to those in AB’s committed bank facilities. As of September 30, 2026, we were in compliance with these covenants. The EQH Facility also includes customary events of default substantially similar to those in AB’s committed bank facilities, including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or the lender’s commitment may be terminated.

Index
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.

As of September 30, 2026 and December 31, 2025, AB had $755.0 million and $810.0 million outstanding under the EQH Facility, with an interest rate of approximately 3.9% and 3.7%, respectively. Average daily borrowings on the EQH Facility for the first nine months of 2026 and the full year 2025 were $420.1 million and $392.2 million, respectively, with weighted average interest rates of approximately 3.6% and 4.2%, respectively.

EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on August 31, 2029 and is available for AB's general business purposes. Borrowings under the EQH Uncommitted Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of September 30, 2026, we were in compliance with these covenants. As of September 30, 2026 and December 31, 2025 we had no amounts outstanding on the EQH Uncommitted Facility. During the first nine months of 2026 and full year 2025, we did not draw upon the EQH Uncommitted Facility.

Commercial Paper
As of both September 30, 2026 and December 31, 2025 we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during the first nine months of 2026 and full year 2025 were $186.9 million and $199.5 million, respectively, with weighted average interest rates of approximately 3.9% and 4.4%, respectively.

SCB Lines of Credit
SCB LLC had three uncommitted lines of credit with three financial institutions, two of these lines of credit allowed SCB LLC to borrow up to an aggregate of $150.0 million. One of these lines of credit was terminated March 20, 2026.

As of September 30, 2026 SCB LLC has two uncommitted lines of credit with two financial institutions. One of these lines of credit permits SCB LLC to borrow up to an aggregate of approximately $100.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations of SCB LLC under these lines of credit. As of September 30, 2026 and December 31, 2025, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on these lines of credit during the first nine months of 2026 and full year 2025 were $0.5 million, with weighted average interest rates of approximately 6.8% and 7.3%, respectively.

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

Index
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

Enterprise-wide disclosures as of and for the three and nine months ended September 30, 2026 and 2025 were as follows:

Services
Net revenues derived from our investment management, research and related services for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Institutions(1)	$266,336	$161,090	$668,579	$496,113
Retail(1)	605,547	631,769	1,836,468	1,834,917
Private Wealth Management(1)	338,022	313,191	978,696	909,416
Other	29,000	46,300	153,409	114,597
Total revenues	1,238,905	1,152,350	3,637,152	3,355,043
Less: Broker-dealer related Interest expense	13,340	15,203	38,857	48,382
Net revenues	$1,225,565	$1,137,147	$3,598,295	$3,306,661
(1) Institutions, Retail and Private Wealth management revenues by channel include investment advisory base fees, performance-based fees, distribution revenues and shareholder servicing fees by channel.

Our AllianceBernstein U.S. Growth Stock, an open-end fund incorporated in Japan, generated approximately 10% of our net revenues for the three and nine months ended September 30, 2026. U.S. Growth Stock generated approximately 13% and 12% of our net revenues for the three and nine months ended September 30, 2025, respectively.

Geographic Information
Net revenues related to our U.S. and international operations, for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net revenues:
United States	$693,853	$662,818	$2,087,083	$1,929,406
International:
Luxembourg	261,775	268,907	804,948	788,140
Japan	129,266	152,549	398,297	434,553
Other International	140,671	52,873	307,967	154,562
Total International	531,712	474,329	1,511,212	1,377,255
Total	$1,225,565	$1,137,147	$3,598,295	$3,306,661

Index
Long-lived assets related to our U.S. and international operations, as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Long-lived assets:
United States	$4,057,506	$4,126,410
International	50,249	51,926
Total	$4,107,755	$4,178,336

Major Customers

No single customer or individual client accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2026 and 2025.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
Our total assets under management (“AUM”) as of September 30, 2026 were $900.4 billion, down $5.1 billion, or 0.6%, compared to June 30, 2026, and up $40.3 billion, or 4.7%, compared to September 30, 2025. During the third quarter of 2026 AUM decreased due to market depreciation of $11.7 billion, offset by net inflows of $6.6 billion (Institutional net inflows of $15.7 billion, offset by Retail net outflows of $8.4 billion and Private Wealth net outflows of $0.7 billion).

Institutional AUM increased $11.3 billion, or 3.0%, to $382.4 billion during the third quarter of 2026, due to net inflows of $15.7 billion, offset by market depreciation of $4.4 billion. Gross sales increased sequentially from $8.3 billion during the second quarter of 2026 to $21.5 billion during the third quarter of 2026. Redemptions and terminations decreased sequentially from $4.3 billion to $2.8 billion.

Retail AUM decreased $14.4 billion, or 3.9%, to $352.9 billion during the third quarter of 2026, due to net outflows of $8.4 billion and market depreciation of $6.0 billion. Gross sales decreased sequentially from $31.0 billion during the second quarter of 2026 to $20.0 billion during the third quarter of 2026. Redemptions and terminations decreased sequentially from $27.0 billion to $25.0 billion.

Index

Private Wealth AUM decreased $2.0 billion, or 1.2%, to $165.1 billion during the third quarter of 2026, due to market depreciation of $1.3 billion and net outflows of $0.7 billion. Gross sales increased sequentially from $5.5 billion during the second quarter of 2026 to $5.6 billion during the third quarter of 2026. Redemptions and terminations increased sequentially from $6.2 billion to $6.3 billion.

Net revenues for the third quarter of 2026 increased $88.4 million, or 7.8%, to $1.2 billion from $1.1 billion in the third quarter of 2025. The increase was primarily due to higher performance-based fees of $99.5 million and higher investment advisory base fees of $16.1 million, partially offset by lower distribution revenues of $13.1 million, higher investment losses of $8.7 million and lower net dividend and interest income of $3.6 million.

Operating expenses for the third quarter of 2026 increased $122.3 million, or 14.3%, to $976.0 million from $853.7 million in the third quarter of 2025. The increase is primarily due to higher employee compensation and benefits expense of $113.4 million and higher general and administrative expense of $27.6 million, partially offset by lower promotion and servicing expense of $16.3 million.

Operating income decreased $33.9 million, or 12.0%, to $249.5 million from $283.5 million in the third quarter of 2025 and our operating margin decreased to 21.9% in the third quarter of 2026 from 24.3% in the third quarter of 2025.

Market Environment

U.S. Equities
U.S. equities extended their gains in the third quarter of 2026, with the S&P 500 returning 2.3% despite rising bond yields, renewed energy-price pressures, and persistent inflation uncertainty. Investors largely looked through rate volatility, focusing instead on the resilience of economic growth, continued earnings strength, and companies' ability to sustain margins amid higher financing costs. Performance across sectors diverged sharply, favoring more value-oriented areas of the market. Energy was the clear standout, driven by higher oil prices and supply concerns stemming from the Middle East conflict. Technology also advanced, supported by sustained enthusiasm around artificial intelligence and long-cycle technology spending. Healthcare outperformed following the resolution of drug-pricing negotiations between federal health programs and major pharmaceutical companies, removing a key policy overhang. Conversely, real estate and utilities lagged as higher Treasury yields reduced the relative appeal of their dividend yields and pressured valuations. On the policy front, the Federal Reserve raised interest rates by 25 basis points to 3.75%–4.00% in September, its first increase since 2023. The 10-year Treasury yield ended the quarter at its highest level since 2007.

Global and Non-U.S. Equities
International equity markets delivered mixed results during the third quarter, with developed markets generally advancing while emerging markets posted modest declines. Markets navigated a backdrop of Middle East tensions, higher energy prices, and tighter global monetary policy. Eurozone equities edged lower as strength in energy, financials, and materials was offset by weakness in real estate and consumer discretionary sectors. The European Central Bank raised its deposit rate by 25 basis points to 2.50% as inflation accelerated to 3.2% in August from 2.0% a year earlier, while economic growth remained resilient. U.K. equities advanced despite persistent inflation pressures, with the Bank of England holding rates at 3.75% while maintaining a hawkish bias. Political developments, including Andy Burnham's replacement of Keir Starmer as Labour leader and prime minister, generated limited market reaction. Japanese equities gained, with the Tokyo Stock Price Index rising 3.8% in local-currency terms. Market leadership shifted throughout the quarter, rotating from AI- and semiconductor-related stocks toward value and cyclical sectors, before financials emerged as leaders following the Bank of Japan's decision to raise rates to 1.25%. Emerging markets modestly underperformed developed peers as enthusiasm surrounding the first-half AI rally faded. Korea was among the weakest markets, reflecting pressure on memory-chip manufacturers amid concerns over hyperscaler capital spending and increased Chinese competition. India also underperformed, while Chinese equities advanced. South Africa and Brazil were among the strongest performers, benefiting from higher commodity prices and favorable inflation developments.

Global Bonds
Global bond markets struggled during the third quarter as escalating geopolitical tensions and higher energy prices reinforced expectations that major central banks would maintain restrictive policy stances for a longer period of time. Strong economic data, including composite Purchasing Managers' Index readings that reached five-year highs in the U.S. and three-year highs in the eurozone, provided policymakers with additional room to keep monetary policy tight, pushing sovereign yields higher across major markets. The Federal Reserve's 25 basis point rate increase to 3.75%–4.00% was accompanied by further tightening abroad. The European Central Bank raised its deposit rate to 2.50%, while the Bank of Japan increased rates to 1.25%. The Bank of England held rates steady at 3.75%, though a divided vote underscored ongoing inflation concerns. By quarter-end, the 10-year U.S. Treasury yield had reached its highest closing level since 2007, while the 10-year German Bund yield climbed to its highest level since 2011. Meanwhile, the spread between French and German government bonds widened to its broadest level since 2012. Corporate credit remained relatively resilient through much of the quarter, supported by solid

Index
fundamentals and attractive all-in yields. However, the rise in government bond yields ultimately drove total returns into loss territory. High-yield bonds outperformed investment-grade credit on a total-return basis, benefiting from shorter duration and higher carry, although excess returns reflected losses across credit sectors.

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

Equitable and Corebridge Merger
On March 26, 2026, Equitable Holdings, Inc. and Corebridge Financial, Inc. entered into a Merger Agreement to combine their businesses. Through a series of transactions, both Equitable and Corebridge will continue to operate as direct, wholly-owned subsidiaries of a newly formed parent holding company ("HoldCo"). Upon closing, HoldCo will become the ultimate parent entity, and its common stock will trade on the NYSE. Upon completion of the transaction, Corebridge stockholders are expected to own approximately 51% of HoldCo, with Equitable stockholders owning approximately 49%, and the 14-member board of directors of HoldCo will include seven directors designated by Corebridge and seven directors designated by Equitable Holdings. No changes to AB’s Executive leadership, senior management, operating model, or ownership structure are anticipated as a result of this transaction.

The completion of the merger remains subject to customary closing conditions, including the receipt of required regulatory approvals.

Additionally, as part of this strategic merger, AB will have the opportunity to manage a larger pool of general and separate account insurance assets, including an estimated $100 billion in assets, and to collaborate closely on Retirement solutions.

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

Index
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

Assets Under Management

Assets under management by distribution channel are as follows:

	As of September 30,
	2026	2025	$ Change	% Change
	(in billions)

Institutions	$382.4	$351.4	$31.0	8.8%
Retail	352.9	356.2	(3.3)	(0.9)
Private Wealth	165.1	152.5	12.6	8.3
Total	$900.4	$860.1	$40.3	4.7%

Assets under management by investment service are as follows:

	As of September 30,
	2026	2025	$ Change	% Change
	(in billions)
Equity
Actively Managed	$266.3	$281.3	$(15.0)	(5.3)%
Passively Managed(1)	89.4	77.3	12.1	15.8
Total Equity	355.7	358.6	(2.9)	(0.8)

Fixed Income
Actively Managed
Taxable	202.2	214.3	(12.1)	(5.6)
Tax–exempt	95.1	85.8	9.3	10.8
	297.3	300.1	(2.8)	(0.9)
Passively Managed(1)	17.5	10.1	7.4	73.4
Total Fixed Income	314.8	310.2	4.6	1.5

Alternatives/Multi-Asset Solutions(2)
Actively Managed	212.9	177.9	35.0	19.7
Passively Managed(1)	17.0	13.4	3.6	27.2
Total Alternatives/Multi-Asset Solutions	229.9	191.3	38.6	20.2
Total	$900.4	$860.1	$40.3	4.7%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index

Changes in assets under management for the three-month, nine-month and twelve-month periods ended September 30, 2026 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth	Total
	(in billions)
Balance as of June 30, 2026	$371.1	$367.3	$167.1	$905.5
Long-term flows:
Sales/new accounts	21.5	20.0	5.6	47.1
Redemptions/terminations	(2.8)	(25.0)	(6.3)	(34.1)
Cash flow/unreinvested dividends	(3.0)	(3.4)	—	(6.4)
Net long-term inflows (outflows)	15.7	(8.4)	(0.7)	6.6
Market (depreciation)	(4.4)	(6.0)	(1.3)	(11.7)
Net change	11.3	(14.4)	(2.0)	(5.1)
Balance as of September 30, 2026	$382.4	$352.9	$165.1	$900.4

Balance as of December 31, 2025	$354.2	$356.4	$156.3	$866.9
Long-term flows:
Sales/new accounts	35.2	74.2	18.0	127.4
Redemptions/terminations	(10.3)	(78.4)	(18.7)	(107.4)
Cash flow/unreinvested dividends	(10.6)	(9.1)	—	(19.7)
Net long-term inflows (outflows)	14.3	(13.3)	(0.7)	0.3
Transfers	1.1	(1.1)	—	—
Market appreciation	12.8	10.9	9.5	33.2
Net change	28.2	(3.5)	8.8	33.5
Balance as of September 30, 2026	$382.4	$352.9	$165.1	$900.4

Balance as of September 30, 2025	$351.4	$356.2	$152.5	$860.1
Long-term flows:
Sales/new accounts	39.7	96.7	24.7	161.1
Redemptions/terminations	(13.9)	(101.4)	(24.7)	(140.0)
Cash flow/unreinvested dividends	(13.5)	(12.1)	0.1	(25.5)
Net long-term inflows (outflows)	12.3	(16.8)	0.1	(4.4)
Transfers	1.1	(1.1)	—	—
Market appreciation	17.6	14.6	12.5	44.7
Net change	31.0	(3.3)	12.6	40.3
Balance as of September 30, 2026	$382.4	$352.9	$165.1	$900.4

Index

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of June 30, 2026	$279.1	$85.9	$207.5	$98.7	$18.4	$215.9	$905.5
Long-term flows:
Sales/new accounts	9.9	3.9	8.5	7.1	(0.1)	17.8	47.1
Redemptions/terminations	(17.8)	(0.3)	(8.9)	(5.8)	—	(1.3)	(34.1)
Cash flow/unreinvested dividends	(4.6)	(1.1)	0.7	0.3	(0.2)	(1.5)	(6.4)
Net long-term (outflows) inflows	(12.5)	2.5	0.3	1.6	(0.3)	15.0	6.6
Market (depreciation) appreciation	(0.3)	1.0	(5.6)	(5.2)	(0.6)	(1.0)	(11.7)
Net change	(12.8)	3.5	(5.3)	(3.6)	(0.9)	14.0	(5.1)
Balance as of September 30, 2026	$266.3	$89.4	$202.2	$95.1	$17.5	$229.9	$900.4

Balance as of December 31, 2025	$278.0	$78.3	$213.1	$90.8	$9.7	$197.0	$866.9
Long-term flows:
Sales/new accounts	34.8	4.9	26.6	20.9	9.0	31.2	127.4
Redemptions/terminations	(55.2)	(1.1)	(32.2)	(13.5)	(0.1)	(5.3)	(107.4)
Cash flow/unreinvested dividends	(13.7)	(2.2)	(0.4)	0.4	(0.5)	(3.3)	(19.7)
Net long-term (outflows) inflows	(34.1)	1.6	(6.0)	7.8	8.4	22.6	0.3
Market appreciation (depreciation)	22.4	9.5	(4.9)	(3.5)	(0.6)	10.3	33.2
Net change	(11.7)	11.1	(10.9)	4.3	7.8	32.9	33.5
Balance as of September 30, 2026	$266.3	$89.4	$202.2	$95.1	$17.5	$229.9	$900.4

Balance as of September 30, 2025	$281.3	$77.3	$214.3	$85.8	$10.1	$191.3	$860.1
Long-term flows:
Sales/new accounts	46.6	5.6	35.2	28.3	8.9	36.5	161.1
Redemptions/terminations	(70.7)	(2.0)	(42.4)	(17.3)	(0.6)	(7.0)	(140.0)
Cash flow/unreinvested dividends	(17.6)	(2.9)	(0.7)	0.6	(0.4)	(4.5)	(25.5)
Net long-term (outflows) inflows	(41.7)	0.7	(7.9)	11.6	7.9	25.0	(4.4)
Market appreciation (depreciation)	26.7	11.4	(4.2)	(2.3)	(0.5)	13.6	44.7
Net change	(15.0)	12.1	(12.1)	9.3	7.4	38.6	40.3
Balance as of September 30, 2026	$266.3	$89.4	$202.2	$95.1	$17.5	$229.9	$900.4

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Index
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services for the three-month, nine-month and twelve-month periods ended September 30, 2026 are as follows:

	Periods Ended September 30, 2026
	Three-months	Nine-months	Twelve-months
	(in billions)
Actively Managed
Equity	$(12.5)	$(34.1)	$(41.7)
Fixed Income	1.9	1.8	3.7
Alternatives/Multi-Asset Solutions	14.7	21.5	23.4
Total Actively Managed	4.1	(10.8)	(14.6)

Passively Managed
Equity	2.5	1.6	0.7
Fixed Income	(0.3)	8.4	7.9
Alternatives/Multi-Asset Solutions	0.3	1.1	1.6
Total Passively Managed	2.5	11.1	10.2
Total net long-term inflows (outflows)	$6.6	$0.3	$(4.4)

Average assets under management by distribution channel and investment service are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in billions)				(in billions)
Distribution Channel:
Institutions	$381.0	$343.5	$37.5	10.9%	$368.0	$332.7	$35.3	10.6%
Retail	360.5	349.5	11.0	3.1	356.5	339.2	17.3	5.1
Private Wealth	166.8	147.8	19.0	12.9	162.9	141.9	21.0	14.8
Total	$908.3	$840.8	$67.5	8.0%	$887.4	$813.8	$73.6	9.0%
Investment Service:
Equity Actively Managed	$272.4	$276.1	$(3.7)	(1.4)%	$273.7	$266.3	$7.4	2.8%
Equity Passively Managed(1)	88.6	74.3	14.3	19.3	83.5	70.6	12.9	18.3
Fixed Income Actively Managed – Taxable	205.0	212.8	(7.8)	(3.7)	208.9	211.2	(2.3)	(1.1)
Fixed Income Actively Managed – Tax-exempt	97.6	82.2	15.4	18.7	95.5	79.6	15.9	19.9
Fixed Income Passively Managed(1)	18.0	10.1	7.9	78.5	12.9	10.2	2.7	27.1
Alternatives/Multi-Asset Solutions(2)	226.7	185.3	41.4	22.3	212.9	175.9	37.0	21.0
Total	$908.3	$840.8	$67.5	8.0%	$887.4	$813.8	$73.6	9.0%

(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

Our Institutional channel third quarter average AUM of $381.0 billion increased $37.5 billion, or 10.9%, compared to the third quarter of 2025, while Institutional channel third quarter ending AUM increased $31.0 billion, or 8.8%, to $382.4 billion from September 30, 2025. The $31.0 billion increase in AUM resulted primarily from market appreciation of $17.6 billion and net inflows of $12.3 billion from September 30, 2025.

Index

Our Retail channel third quarter average AUM of $360.5 billion increased $11.0 billion, or 3.1%, compared to the third quarter of 2025, while Retail channel third quarter ending AUM decreased $3.3 billion, or 0.9%, to $352.9 billion from September 30, 2025. The $3.3 billion decrease resulted primarily from net outflows of $16.8 billion, partially offset by market appreciation of $14.6 billion from September 30, 2025. The difference between average and ending AUM growth primarily reflects September 2026 heightened market depreciation of $6.2 billion and net outflows of $2.3 billion.

Our Private Wealth channel third quarter average AUM of $166.8 billion increased $19.0 billion, or 12.9%, compared to the third quarter of 2025, while Private Wealth channel third quarter ending AUM increased $12.6 billion, or 8.3%, to $165.1 billion from September 30, 2025. The $12.6 billion increase resulted from market appreciation of $12.5 billion and net inflows of $0.1 billion from September 30, 2025.

Absolute investment composite returns, gross of fees, and relative performance as of September 30, 2026 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)

Income (fixed income)
Absolute return	(2.1)%	5.8%	1.2%
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	(0.3)	1.8	1.8
High Income (fixed income)
Absolute return	2.3	9.0	4.3
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(0.8)	(0.8)	—
Global Plus - Hedged (fixed income)
Absolute return	(0.6)	4.5	0.4
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	—	0.3	—
Intermediate Municipal Bonds (fixed income)
Absolute return	(0.6)	3.5	1.2
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.4	0.6	0.5
U.S. Core Fixed Income (fixed income)
Absolute return	(2.4)	4.3	(0.4)
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	(0.6)	0.2	0.2
Emerging Market Debt (fixed income)
Absolute return	3.4	11.0	2.4
Relative return (vs. JPM EMBI Global/JPM EMBI)	1.6	2.0	0.6
Sustainable Global Thematic
Absolute return	0.2	9.7	2.1
Relative return (vs. MSCI ACWI Index)	(16.5)	(12.1)	(9.5)
International Strategic Core Equity
Absolute return	10.3	19.3	9.7
Relative return (vs. MSCI EAFE Index)	(5.4)	0.9	0.4
U.S. Small & Mid Cap Value
Absolute return	12.8	13.8	6.7
Relative return (vs. Russell 2500 Value Index)	(9.7)	(5.3)	(3.0)
U.S. Large Cap Value
Absolute return	24.1	21.1	14.4
Relative return (vs. Russell 1000 Value Index)	0.3	1.1	2.5
U.S. Small Cap Growth
Absolute return	11.4	15.3	0.7
Relative return (vs. Russell 2000 Growth Index)	(0.6)	(2.3)	(4.0)

Index

	1-Year	3-Year(1)	5-Year(1)
U.S. Large Cap Growth
Absolute return	6.1	19.6	10.3
Relative return (vs. Russell 1000 Growth Index)	(1.4)	(4.7)	(3.3)
U.S. Small & Mid Cap Growth
Absolute return	8.9	14.6	1.3
Relative return (vs. Russell 2500 Growth Index)	1.3	(0.3)	(2.2)
Concentrated U.S. Growth
Absolute return	(6.5)	8.7	3.3
Relative return (vs. S&P 500 Index)	(22.3)	(14.2)	(10.5)
Select U.S. Equity
Absolute return	14.8	23.6	14.5
Relative return (vs. S&P 500 Index)	(0.9)	0.7	0.7
Strategic Equities
Absolute return	12.3	20.9	12.0
Relative return (vs. Russell 3000 Index)	(2.8)	(1.4)	(0.6)
Global Core Equity
Absolute return	11.6	16.2	8.0
Relative return (vs. MSCI ACWI Index)	(5.2)	(5.5)	(3.6)
U.S. Strategic Core Equity
Absolute return	5.9	16.7	11.7
Relative return (vs. S&P 500 Index)	(9.9)	(6.2)	(2.1)
Select U.S. Equity Long/Short
Absolute return	8.9	15.3	9.6
Relative return (vs. S&P 500 Index)	(6.8)	(7.6)	(4.2)
Global Strategic Core Equity
Absolute return	6.4	15.8	10.4
Relative return (vs. MSCI World Index - Hedged)	(8.8)	(5.6)	(1.5)

(1)Reflects annualized returns.

Index
Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except per unit amounts)
Net revenues	$1,225,565	$1,137,147	$88,418	7.8%	$3,598,295	$3,306,661	$291,634	8.8%
Expenses	976,019	853,670	122,349	14.3	2,732,797	2,564,721	168,076	6.6
Operating income	249,546	283,477	(33,931)	(12.0)	865,498	741,940	123,558	16.7
Income taxes	11,191	17,085	(5,894)	(34.5)	46,137	46,566	(429)	(0.9)
Net income	238,355	266,392	(28,037)	(10.5)	819,361	695,374	123,987	17.8
Net (loss) income of consolidated entities attributable to non-controlling interests	(18,549)	7,129	(25,678)	n/m	11,750	4,845	6,905	142.5
Net income attributable to AB Unitholders	$256,904	$259,263	$(2,359)	(0.9)	$807,611	$690,529	$117,082	17.0%

Net income per AB Unit	$0.87	$0.88	$(0.01)	(1.1)	$2.72	$2.34	$0.38	16.2%

Distributions per AB Unit	$0.96	$0.94	$0.02	2.1	$2.77	$2.66	$0.11	4.1%

Operating margin (1)	21.9%	24.3%			23.7%	22.3%

(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the three months ended September 30, 2026 decreased $2.4 million, or 0.9%, from the three months ended September 30, 2025. The decrease primarily is due to (in millions):

Higher employee compensation and benefits expense	$(113.4)
Higher general and administrative expense	(27.6)
Lower distribution revenues	(13.1)
Higher investment losses	(8.7)
Lower net dividend and interest income	(3.6)
Higher performance-based fees	99.5
Higher net losses of consolidated entities attributable to non-controlling interest	25.7
Higher investment advisory base fees	16.1
Lower promotion and servicing expense	16.3
Lower income tax expense	5.9
Other	0.5
$(2.4)

Index
Net income attributable to AB Unitholders for the nine months ended September 30, 2026 increased $117.1 million, or 17.0%, from the nine months ended September 30, 2025. The increase primarily is due to (in millions):

Higher performance-based fees	$136.2
Higher investment advisory base fees	102.4
Higher investment gains(2)	64.2
Lower promotion and servicing expense	17.2
Higher employee compensation and benefits expense	(192.0)
Higher net income of consolidated entities attributable to non-controlling interest	(6.9)
Lower distribution revenues	(6.8)
Other	2.8
$117.1

(2)During the first quarter of 2026, we recognized a gain of $48.4 million related to the exercise of the AB option as discussed above under Joint Venture with Societe Generale in this Item 2.

Units Outstanding; Unit Repurchases

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2026 expired at the close of business on October 26, 2026. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per unit amounts)
Net revenues, US GAAP basis	$1,225,565	$1,137,147	$3,598,295	$3,306,661
Adjustments:
Distribution-related adjustments:
Distribution revenues	(197,280)	(210,424)	(601,017)	(607,811)
Investment advisory services fees	(12,052)	(18,876)	(41,636)	(60,969)
Pass-through adjustments:
Investment advisory services fees	(10,828)	(13,970)	(43,708)	(40,385)
Other revenues	(14,574)	(15,433)	(45,607)	(46,471)
Impact of consolidated company-sponsored investment funds	5,725	(7,059)	(149)	(4,679)
Acquisition related investment advisory and services fees	(95,908)	—	(159,812)	—
Incentive compensation-related items	693	(2,404)	(2,379)	(11,369)
Equity loss (gain) on JV	4,614	16,162	(47,434)	35,606
(Gain) loss on other equity method investments	(1,701)	(471)	6,384	(3,263)
Adjusted net revenues	$904,254	$884,672	$2,662,937	$2,567,320

Operating income, US GAAP basis	$249,546	$283,477	$865,498	$741,940
Adjustments:
Incentive compensation-related items	880	1,214	1,940	2,756
EQH award compensation	487	344	1,530	1,017
Retirement plan settlement loss	—	(2,442)	—	17,733
Acquisition-related expenses	25,372	12,545	51,432	38,571
Equity loss (gain) on JVs	4,614	16,162	(47,434)	35,606
(Gain) loss on other equity method investments	(1,701)	(471)	6,384	(3,263)
AB Funds reimbursement expense	—	(8,500)	—	5,796
Total of non-GAAP adjustments before interest on borrowings	29,652	18,852	13,852	98,216
Interest on borrowings	4,929	7,167	19,235	22,768
Sub-total of non-GAAP adjustments	34,581	26,019	33,087	120,984
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(18,549)	7,129	11,750	4,845
Adjusted operating income	302,676	302,367	886,835	858,079
Less: Interest on borrowings	4,929	7,167	19,235	22,768
Adjusted pre-tax income	297,747	295,200	867,600	835,311
Less: Adjusted income taxes	13,351	17,802	46,248	52,458
Adjusted net income	$284,396	$277,398	$821,352	$782,853

Net income per AB Unit, GAAP basis	$0.87	$0.88	$2.72	$2.34
Impact of non-GAAP adjustments	0.09	0.06	0.05	0.31
Adjusted net income per AB Unit	$0.96	$0.94	$2.77	$2.65

Operating margin, GAAP basis	21.9%	24.3%	23.7%	22.3%
Impact of non-GAAP adjustments	11.6	9.9	9.6	11.1
Adjusted operating margin	33.5%	34.2%	33.3%	33.4%

Index
Adjusted operating income for the three months ended September 30, 2026 increased $0.3 million, or 0.1%, from the three months ended September 30, 2025, primarily due to higher investment advisory base fees of $24.6 million and higher performance based fees of $5.1 million, partially offset by higher employee compensation and benefits expense of $10.4 million, higher general and administrative expense of $7.5 million, lower investment gains of $6.3 million and lower net dividend and interest income of $3.2 million.

Adjusted operating income for the nine months ended September 30, 2026 increased $28.8 million, or 3.4%, from the nine months ended September 30, 2025, primarily due to higher investment advisory base fees of $118.8 million, partially offset by higher employee compensation and benefits expense of $49.9 million, lower performance-based fees of $17.0 million, higher general and administrative expense of $15.2 million, lower net dividend and interest income of $4.9 million and higher investment losses compared to gains of $4.7 million.

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
We also adjust investment advisory and services fees for pass through performance fees, primarily related to acquisition-related funds in which we do not participate in the performance. During the nine months ended September 30, 2026, acquisition-related adjustments include $152.0 million in performance-based fees earned on certain legacy AB CarVal Investors ("AB CarVal") funds, in which we do not participate in the performance.
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

Index

Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the equity compensation paid by EQH to certain AB executives, (3) retirement plan settlement loss, (4) acquisition-related expenses, (5) income (loss) related to our equity method investments, (6) AB Funds reimbursement expense, (7) interest on borrowings and (8) the impact of consolidated company-sponsored investment funds.
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
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses include professional fees, the recording of changes in estimates or fair value remeasurements to, and accretion expense related to, our contingent payment arrangements associated with our acquisitions, certain compensation-related expenses and amortization of intangible assets for contracts acquired. During the nine months ended September 30, 2026, acquisition-related adjustments include $152.0 million of performance-based fees earned on certain AB CarVal funds and $139.9 million of related compensation expense. As these are acquisition-related funds in which we do not participate in the performance, the revenues and related compensation expense have been excluded from our operating income.
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

Index
Net Revenues

The components of net revenues are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands)				(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$165,203	$156,982	$8,221	5.2%	$479,992	$459,387	$20,605	4.5%
Performance-based fees	100,217	3,979	96,238	n/m	185,918	36,330	149,588	n/m
	265,420	160,961	104,459	64.9	665,910	495,717	170,193	34.3
Retail:
Base fees	395,559	409,391	(13,832)	(3.4)	1,183,713	1,185,563	(1,850)	(0.2)
Performance-based fees	68	(632)	700	n/m	10,908	7,377	3,531	47.9
	395,627	408,759	(13,132)	(3.2)	1,194,621	1,192,940	1,681	0.1
Private Wealth:
Base fees	307,786	286,105	21,681	7.6	914,327	830,713	83,614	10.1
Performance-based fees	21,137	18,625	2,512	13.5	37,272	54,170	(16,898)	(31.2)
	328,923	304,730	24,193	7.9	951,599	884,883	66,716	7.5
Total:
Base fees	868,548	852,478	16,070	1.9	2,578,032	2,475,663	102,369	4.1
Performance-based fees	121,422	21,972	99,450	n/m	234,098	97,877	136,221	139.2
	989,970	874,450	115,520	13.2	2,812,130	2,573,540	238,590	9.3

Distribution revenues	197,280	210,424	(13,144)	(6.2)	601,017	607,811	(6,794)	(1.1)
Dividend and interest income	30,511	35,944	(5,433)	(15.1)	90,182	106,431	(16,249)	(15.3)
Investment (losses) gains	(11,454)	(2,721)	(8,733)	n/m	33,110	(31,084)	64,194	n/m
Other revenues	32,598	34,253	(1,655)	(4.8)	100,713	98,345	2,368	2.4
Total revenues	1,238,905	1,152,350	86,555	7.5	3,637,152	3,355,043	282,109	8.4
Less: broker-dealer related interest expense	13,340	15,203	(1,863)	(12.3)	38,857	48,382	(9,525)	(19.7)
Net revenues	$1,225,565	$1,137,147	$88,418	7.8	$3,598,295	$3,306,661	$291,634	8.8%

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.3%, 5.7% and 0.5% of the assets we manage for private wealth clients, institutional clients and retail clients, respectively (in total, 3.9% of our AUM).

For the three months ended September 30, 2026, our investment advisory and services fees increased by $115.5 million, or 13.2%, from the three months ended September 30, 2025, due to a $99.5 million increase in performance-based fees and a $16.1 million, or 1.9%, increase in base fees. The increase in base fees is primarily due to an 8.0% increase in average AUM, partially offset by a decrease in portfolio fee rate. Performance-based fees increased primarily due to $95.6 million in performance-based fees earned on certain AB CarVal funds.

For the nine months ended September 30, 2026, our investment advisory and services fees increased by $238.6 million, or 9.3%, from the nine months ended September 30, 2025, due to a $136.2 million increase in performance-based fees and a $102.4 million, or 4.1%, increase in base fees. The increase in base fees is primarily due to a 9.0% increase in average AUM, partially offset by a decrease in portfolio fee rate. Performance-based fees increased primarily due to $152.0 million in performance-based fees earned on certain AB CarVal funds, partially offset by lower performance fees earned on our Private Credit fund.

Institutional base fees for the three months ended September 30, 2026 increased by $8.2 million, or 5.2%, from the three months ended September 30, 2025, primarily due to a 10.9% increase in average AUM, partially offset by a decrease in portfolio fee rate. Retail base fees for the three months ended September 30, 2026 decreased by $13.8 million, or 3.4%, from the three months ended September 30, 2025, primarily due to a decrease in portfolio fee rate, partially offset by a 3.1% increase in average AUM. Private Wealth base fees for the three months ended September 30, 2026 increased $21.7 million, or 7.6%, from the three months ended September 30, 2025, primarily due to a 12.9% increase in average AUM, partially offset by a decrease in portfolio fee rate.

Institutional base fees for the nine months ended September 30, 2026 increased by $20.6 million, or 4.5%, from the nine months ended September 30, 2025, primarily due to a 10.6% increase in average AUM, partially offset by a decrease in portfolio fee rate. Retail base fees for the nine months ended September 30, 2026 decreased by $1.9 million, or 0.2%, from the nine months ended September 30, 2025, primarily due to a decrease in portfolio fee rate, partially offset by a 5.1% increase in average AUM. Private Wealth base fees for the nine months ended September 30, 2026 increased $83.6 million, or 10.1%, from the nine months ended September 30, 2025, primarily due to a 14.8% increase in average AUM, partially offset by a decrease in

Index
portfolio fee rate.

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

Distribution revenues for the three months ended September 30, 2026 decreased $13.1 million, or 6.2%, compared to the three months ended September 30, 2025, primarily due to a shift in product mix leading to a decrease in distribution fee rates. Distribution revenues for the nine months ended September 30, 2026 decreased $6.8 million, or 1.1%, compared to the nine months ended September 30, 2025, primarily due to a shift in product mix leading to a decrease in distribution fee rates, partially offset by the corresponding average AUM of these mutual funds increasing 4.0%.

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

For the three months ended September 30, 2026, dividend and interest income decreased $5.4 million, or 15.1%, compared to the three months ended September 30, 2025, primarily due to lower interest earned on cash balances and dividends received on certain proprietary investments. For the nine months ended September 30, 2026, dividend and interest income decreased $16.2 million, or 15.3%, compared to the nine months ended September 30, 2025, due to lower interest earned on cash balances and dividends received on certain proprietary investments.

Broker-dealer related interest expense for the three months ended September 30, 2026 decreased $1.9 million, or 12.3%, compared to the three months ended September 30, 2025, primarily due to lower interest paid on cash balances in customers' brokerage accounts, as a result of lower interest rates and lower cash balances in client accounts. Broker-dealer related interest expense for the nine months ended September 30, 2026 decreased $9.5 million, or 19.7%, compared to the nine months ended September 30, 2025, primarily due to lower interest paid on cash balances in customers' brokerage accounts, as a result of lower interest rates and lower cash balances in client accounts.

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

Index
Investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$186	$43	$11,762	$1,031
Unrealized (losses) gains	(990)	1,917	(9,745)	2,584

Investments held by consolidated company-sponsored investment funds:
Realized (losses) gains	(4,857)	1,092	(3,686)	2,551
Unrealized (losses) gains	(11,141)	4,433	(11,134)	4,598

Seed capital and other investments:
Realized gains (losses):
Seed capital and other	3,076	(42)	6,379	4,736
Derivatives	(492)	(11,144)	(7,647)	(23,090)
Unrealized (losses) gains:
Seed capital and other	(6,107)	10,011	(3,065)	13,985
Derivatives	11,764	6,383	9,341	(5,174)

Brokerage-related investments:
Realized gains	11	112	103	162
Unrealized gains (losses)	9	165	(248)	(124)

Equity investments:
(Loss) gain on JV(1)	(4,614)	(16,162)	47,434	(35,606)
Gain (loss) on other equity method investments	1,701	471	(6,384)	3,263
	$(11,454)	$(2,721)	$33,110	$(31,084)
(1) During the first quarter of 2026, we recognized a gain of $48.4 million related to the exercise of the AB option as discussed above under Joint Venture with Societe Generale in this Item 2.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the General Accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues for the three months ended September 30, 2026 decreased $1.7 million, or 4.8%, compared to the three months ended September 30, 2025, primarily due to lower JV-related revenue reimbursements, partially offset by higher shareholder servicing fees. Other revenues for the nine months ended September 30, 2026 increased $2.4 million, or 2.4%, compared to the nine months ended September 30, 2025, primarily due to higher shareholder servicing fees, partially offset by lower JV related revenue reimbursements.

Index
Expenses

The components of expenses are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands)				(in thousands)
Employee compensation and benefits	$564,223	$450,793	$113,430	25.2%	$1,502,907	$1,310,878	$192,029	14.6%
Promotion and servicing:
Distribution-related payments	189,673	208,435	(18,762)	(9.0)	580,343	606,615	(26,272)	(4.3)
Amortization of deferred sales commissions	19,659	20,872	(1,213)	(5.8)	62,310	62,183	127	0.2
Trade execution, marketing, T&E and other	40,593	36,907	3,686	10.0	123,192	114,239	8,953	7.8
	249,925	266,214	(16,289)	(6.1)	765,845	783,037	(17,192)	(2.2)
General and administrative	145,792	118,203	27,589	23.3	411,316	414,156	(2,840)	(0.7)
Interest on borrowings	4,929	7,167	(2,238)	(31.2)	19,235	22,768	(3,533)	(15.5)
Amortization of intangible assets	11,150	11,293	(143)	(1.3)	33,494	33,882	(388)	(1.1)
Total	$976,019	$853,670	$122,349	14.3	$2,732,797	$2,564,721	$168,076	6.6%

Employee Compensation and Benefits

Employee compensation and benefits expense consists of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 46.0% and 39.6% for the three months ended September 30, 2026 and 2025, respectively. Compensation expense as a percentage of net revenues was 41.8% and 39.6% for the nine months ended September 30, 2026 and 2025, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), continue to believe that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 2). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which was 1.2% and 1.1% of adjusted net revenues for the three months ended September 30, 2026 and September 30, 2025, and 1.2% and 1.1% of adjusted net revenues for the nine months ended September 30, 2026 and September 30, 2025, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executive officers relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratio of adjusted compensation expense as a percentage of adjusted net revenues was 48.5% for the three and nine months ended September 30, 2026 and September 30, 2025.

For the three months ended September 30, 2026, employee compensation and benefits expense increased $113.4 million, or 25.2%, compared to the three months ended September 30, 2025, primarily due to higher incentive compensation of $109.0

Index
million (primarily due to $105.4 million of incentive compensation related to certain AB CarVal funds) and higher commissions of $10.4 million, partially offset by lower base compensation of $3.6 million and lower fringe benefits of $3.3 million. For the nine months ended September 30, 2026, employee compensation and benefits expense increased $192.0 million, or 14.6%, compared to the nine months ended September 30, 2025, due to higher incentive compensation of $148.6 million (primarily due to $139.9 million of incentive compensation related to certain AB CarVal funds), higher commissions of $32.5 million, higher base compensation of $4.2 million, higher other employment costs of $3.5 million and higher fringe benefits of $3.3 million.

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

Promotion and servicing expenses decreased $16.3 million, or 6.1%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to lower distribution-related payments of $18.8 million, partially offset by higher marketing and communication expense of $3.3 million. Promotion and servicing expenses decreased $17.2 million, or 2.2%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to lower distribution-related payments of $26.3 million, partially offset by higher marketing and communication expense of $6.8 million and higher travel and entertainment expenses of $3.9 million.

General and Administrative

General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 11.9% and 10.4% for the three months ended September 30, 2026 and 2025, respectively. General and administrative expenses as a percentage of net revenues were 11.4% and 12.5% for the nine months ended September 30, 2026 and 2025, respectively.

General and administrative expenses increased $27.6 million, or 23.3%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to higher professional fees of $17.9 million, a partial recovery of $8.5 million in the third quarter of 2025 related to the recognition of the AB Funds reimbursement expense recognized in the second quarter of 2025, higher technology and related expenses of $4.7 million and the final settlement of our pension obligation in 2025 of $2.4 million, partially offset by lower office-related expenses of $6.3 million.

General and administrative expenses decreased $2.8 million, or 0.7%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a retirement plan settlement loss of $17.7 million in 2025, a favorable foreign exchange impact of $5.9 million, a $5.8 million AB Funds reimbursement expense (net of $8.5 million recovered in the third quarter of 2025) related to a disputed billing practice of a third-party service provider in 2025 and lower portfolio services and related expenses of $4.1 million, partially offset by higher professional fees of $20.6 million and higher technology and related expenses of $11.1 million.

Interest on Borrowings

Interest on borrowings reflects interest expense related to our debt and credit facilities. See Note 16 to AB's condensed consolidated financial statements contained in Item 1, for disclosures relating to our debt and credit facilities. For the three months ended September 30, 2026 interest on borrowings decreased $2.2 million, or 31.2%, compared to the three months ended September 30, 2025. The decrease was primarily due to lower weighted average interest rates and lower weighted average borrowings. For the nine months ended September 30, 2026 interest on borrowings decreased $3.5 million, or 15.5%, compared to the nine months ended September 30, 2025. The decrease was primarily due to lower weighted average interest rates and lower weighted average borrowings.

Index
Amortization of Intangible Assets

Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $0.1 million, or 1.3%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Amortization of intangible assets decreased $0.4 million, or 1.1%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

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

Income tax expense for the three months ended September 30, 2026 decreased $5.9 million, or 34.5%, compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease in foreign income in jurisdictions that carry a higher tax rate. Income tax expense for the nine months ended September 30, 2026 decreased $0.4 million, or 0.9%, compared to the nine months ended September 30, 2025. The decrease was primarily due to a decrease in foreign income in jurisdictions that carry a higher tax rate. There were no material changes to uncertain tax positions (FIN 48 reserves) or valuation allowances against deferred tax assets for the three and nine months ended September 30, 2026.

Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds and certain other investments. For the three months ended September 30, 2026, we had $18.5 million of net losses of consolidated entities attributable to non-controlling interests compared to net income of $7.1 million for the three months ended September 30, 2025. During the three months ended September 30, 2026, approximately $24.6 million of net income of consolidated entities attributable to non-controlling interests was reclassified to compensation and benefits expense. For the nine months ended September 30, 2026, we had $11.8 million of net income of consolidated entities attributable to non-controlling interests compared to net income of $4.8 million for the nine months ended September 30, 2025. The increase is driven by higher net income of consolidated entities attributable to non-controlling interests. Period-to-period fluctuations result primarily from the number of consolidated company-sponsored investment funds and their respective market performance.

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

During the first nine months of 2026, net cash provided by operating activities was $1.1 billion compared to net cash provided by operating activities of $0.9 billion during the corresponding 2025 period. The increase is primarily due to a decrease in net broker dealer assets of $224.3 million, an increase in accrued compensation and benefits liability of $114.1 million, an increase in net income of $100.7 million (net of non cash adjustments) and the net activity of our consolidated company-sponsored investment funds of $42.7 million, partially offset by an increase in fees receivable of $184.9 million, a decrease in accounts payable and accrued liabilities of $90.2 million and an increase in other assets of $54.7 million.

During the first nine months of 2026, net cash used in investing activities was $140.8 million, compared to net cash used in investing activities of $27.8 million during the corresponding 2025 period. The change is due to the funding of our $100.0 million commitment to invest in a reinsurance sidecar vehicle sponsored by RGA, of which $99.9 million was funded during the third quarter of 2026, approximately $6.0 million in other investments and higher purchases of furniture, equipment and leasehold improvements of $7.0 million. See Note 12 to AB’s condensed consolidated financial statements contained in Item 1, for additional detail related to the funding of this commitment.

Index

During the first nine months of 2026, net cash used in financing activities was $0.9 billion, compared to net cash used in financing activities of $1.0 billion during the corresponding 2025 period. The change is primarily due to an decrease in debt repayments of $190.0 million, partially offset by a decrease in third-party capital invested into consolidated company-sponsored investment funds of $22.0 million and an increase in purchases of AB Holding Units for long term incentive compensation of $17.6 million.

As of September 30, 2026, AB had $663.8 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds and segregated cash), all of which is available for liquidity but consists primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $417.5 million.

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

There have been no updates to our critical accounting estimates during the third quarter of 2026 from those disclosed in “Management’s Discussion and Analysis of Financial Condition” in our Form 10-K for the year ended December 31, 2025.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB’s market risk during the third quarter of 2026 from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB's Form 10-K for the year ended December 31, 2025.
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

Index

Changes in Internal Control over Financial Reporting

In January 2026, the Company completed the implementation of a new accounting and financial reporting software system (the "software system"). As part of this implementation, the Company updated its internal controls over financial reporting to address changes in business processes resulting from the new software system. There were no other changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2026, that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 12 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.     Risk Factors

There have been no material changes to the risk factors from those appearing in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

AB Units bought by us or one of our affiliates during the third quarter of 2026 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/26 - 7/31/26	—	$—	—	—
8/1/26 - 8/31/26	—	—	—	—
9/1/26 - 9/30/26(1)	4,850	$36.78	—	—
Total	4,850	$36.78	—	—

(1)During the third quarter of 2026, AB purchased 4,850 AB Units in private transactions and retired them.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

Index
No directors or officers adopted or terminated a 10b5-1 trading arrangement or non-10b5-1 trading arrangement during the third quarter of 2026.

Index
Item 6.     Exhibits

10.1	Retirement agreement for Mr. Seth Bernstein fully executed October 3, 2026.

10.2	Offer letter for Mr. Onur Erzan fully executed October 19, 2026.

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Simeone furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 29, 2026	ALLIANCEBERNSTEIN L.P.

		By:	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

		By:	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer